Form 10-Q
period 2016-06-30
CommerceHub, Inc.
filed 2016-08-22
CIK 1665658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number 001-37840
COMMERCEHUB, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	7372 (Primary Standard Industrial Classification code number)	81-1001640 (I.R.S. Employer Identification No.)
201 Fuller Road, 6th Floor, Albany, New York 12203
(address of principal executive office, including zip code)
Registrant's telephone number, including area code: (518) 810-0700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐  No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of Commercehub, Inc. common stock as of August 15, 2016 was:

	Series A	Series B	Series C
Commercehub, Inc. common stock:	13,522,288	711,992	28,468,562

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
COMMERCEHUB, INC.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$6,949	$19,337
Accounts receivable, net of allowances of $188 and $239, respectively	10,447	16,472
Due from Parent	7,234	—
Prepaid income taxes	738	—
Prepaid expenses and other current assets	1,525	1,048
Total current assets	26,893	36,857
Note receivable—Parent	—	36,107
Capitalized software, net	8,234	7,189
Deferred integration costs	5,251	4,956
Property and equipment, net	8,414	6,706
Intangibles, net	875	1,750
Goodwill	21,410	21,410
Deferred income taxes	19,612	38,825
Other long-term assets	1,227	—
Total assets	$91,916	$153,800
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$3,553	$3,982
Accrued payroll and related expenses	4,670	5,538
Due to Parent	—	9,112
Deferred revenue	4,423	4,490
Share-based compensation liability	13,243	94,427
Total current liabilities	25,889	117,549
Note payable - Parent	28,664	—
Deferred revenue, long-term	7,886	7,532
Share-based compensation liability, long-term	—	1,786
Total liabilities	62,439	126,867
Equity:
Parent investment	22,894	22,784
Retained earnings	6,583	4,149
Total equity	29,477	26,933
Total liabilities and equity	$91,916	$153,800
   See accompanying notes to these condensed consolidated financial statements

COMMERCEHUB, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue, including related party revenue of $1,862, $1,688, $3,270, and $3,078, respectively (note 8)	$23,103	$19,857	$45,193	$38,648
Cost of revenue	5,320	5,389	11,425	9,845
Gross profit	17,783	14,468	33,768	28,803
Operating expenses:
Research and development	3,444	4,029	8,314	7,638
Sales and marketing	2,384	2,532	6,001	5,026
General and administrative	4,675	9,731	15,199	20,026
Total operating expenses	10,503	16,292	29,514	32,690
Income (loss) from operations	7,280	(1,824)	4,254	(3,887)
Other income (expense):
Interest expense	(44)	—	(44)	—
Interest income	107	139	273	276
Total other income (expense)	63	139	229	276
Income (loss) before income taxes	7,343	(1,685)	4,483	(3,611)
Income tax expense (benefit)	2,919	(625)	2,049	(1,126)
Net income (loss)	4,424	(1,060)	2,434	(2,485)
Total comprehensive income (loss)	$4,424	$(1,060)	$2,434	$(2,485)

Pro Forma earnings (loss) per share:
Basic	$0.10	$(0.02)	$0.06	$(0.06)
Diluted	$0.10	$(0.02)	$0.06	$(0.06)

Pro Forma shares used in computing earnings (loss) per share:
Basic	42,703	42,703	42,703	42,703
Diluted	42,703	42,703	42,703	42,703
   See accompanying notes to these condensed consolidated financial statements

COMMERCEHUB, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$2,434	$(2,485)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,862	3,723
Share-based compensation expense	6,560	16,818
Deferred income taxes	19,214	(7,061)
Bad debt expense	255	147
Accrued interest income	(273)	(276)
Loss on disposal of long-term assets	160	—
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	5,919	6,264
Prepaid expenses and other assets	(420)	(525)
Prepaid income taxes	(738)	—
Deferred costs	(295)	(544)
Deferred revenue	(31)	1,639
Accounts payable and accrued expenses	231	(2,140)
Accrued payroll and related expenses	(867)	1,002
Share-based compensation liability payments	(85,930)	(2,194)
Parent receivables and payables, net	(16,346)	(2,338)
Net cash (used in) provided by operating activities	(65,265)	12,030

Cash flows from investing activities:
Purchases of property and equipment	(4,136)	(2,472)
Additions to capitalized software	(3,504)	(2,286)
Acquisition of business, net of cash acquired	—	(20,225)
Collection of note receivable - Parent	36,380	—
Net cash provided by (used in) investing activities	28,740	(24,983)

Cash flows from financing activities:
Purchase of treasury stock	(3,600)	(164)
Borrowings on note payable - Parent	28,664	—
Cash paid for debt issuance costs	(1,000)	—
Cash received from exercise of stock options	73	20
Net cash provided by (used in) financing activities	24,137	(144)
Currency effect on cash and cash equivalents	—	(1)
Net decrease in cash and cash equivalents	(12,388)	(13,098)

Cash and cash equivalents, beginning of period	19,337	26,385
Cash and cash equivalents, end of period	$6,949	$13,287

Supplemental disclosure of non-cash investing and financing activities:
Contractual obligations for acquisition of fixed assets	$126	$71
Contractual obligations for debt issuance costs	$100	$—
See accompanying notes to these condensed consolidated financial statements

COMMERCEHUB, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Description of Business
CommerceHub, Inc. ("CommerceHub", the "Company", "us", "we", and "our") operates as a single segment and specializes in the electronic integration of supply chains for e-commerce fulfillment. CommerceHub's solutions include supply, demand, and delivery solutions which provide our customers, consisting of retailers and suppliers, with a single platform to source and market the products consumers desire and to have those products delivered more rapidly to the consumer's doorstep.
The Company was founded in 1997 and serves its customers and users from its hosting facility, located at its headquarters in Albany, New York.
On January 8, 2015, CommerceHub acquired Mercent Corporation ("Mercent"), an e-commerce marketing solutions company headquartered in Seattle, Washington. This strategic acquisition expanded the range of our supported demand generation channels available to CommerceHub's customers to include major on-line marketplaces (e.g. Amazon, eBay), shopping engines (e.g. Google, PLA), and search engines (e.g. Google, Bing). The acquisition also provided CommerceHub with value-added technologies and services that enable our customers to more effectively sell on these channels.
Recent Events
Spin-Off from Liberty Interactive Corporation
During November 2015, the board of directors of Liberty Interactive Corporation ("Liberty" or "Parent") authorized a plan to distribute to the holders of Liberty's Series A and Series B Liberty Ventures common stock, shares of CommerceHub, Inc. (the "Spin-Off"), a newly formed Delaware corporation that, pursuant to an internal restructuring, effective July 21, 2016 became the parent of Commerce Technologies, LLC, a Delaware limited liability company that, as a result of the restructuring, is the successor to Commerce Technologies, Inc. ("CTI"), the entity through which CommerceHub transacted prior to the Spin-Off. The Spin-Off was completed on July 22, 2016 and was effected as a pro rata dividend of shares of CommerceHub to the stockholders of Series A and Series B Liberty Ventures common stock of Liberty. The Spin-Off was structured to be tax-free.
Following the Spin-Off, which occurred on July 22, 2016, CommerceHub now operates as a stand-alone publicly traded company, and neither Liberty nor CommerceHub has any stock ownership, beneficial or otherwise, in the other. In connection with the Spin-Off, CommerceHub entered into certain agreements (effective the date of the spin-off) with Liberty and/or Liberty Media Corporation ("Liberty Media"), which are further discussed in Note 8 to these condensed consolidated financial statements.
Note 2 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of CTI, and its subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP. We have included all normal recurring adjustments considered necessary to give a fair presentation of our financial position, results of comprehensive income (loss) and cash flows for the interim periods shown. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2015 consolidated balance sheet data was derived from our audited financial statements at that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained within Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-210508) filed with the Securities and Exchange Commission (the "SEC") on July 14, 2016 and declared effective on July 15, 2016 (the "Registration Statement").
Use of Estimates
Preparing these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

COMMERCEHUB, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Reclassifications
We made certain reclassifications to our condensed consolidated financial statements which include reclassifying certain sales taxes, in the amounts of $520 thousand and $466 thousand for the three- and six-month periods ended June 30, 2015, respectively, from cost of revenue to sales and marketing to comply with our current policy for presenting such costs.
Note 3 - Significant Accounting Policies
During the six months ended June 30, 2016, there were no material changes in our significant accounting policies. Please see Note 3 to our consolidated financial statements included in the Registration Statement, for additional information regarding our significant accounting policies.
Note 4 - Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" (Topic 606) ("ASU 2014-09"). This topic provides for five principles which should be followed to determine the appropriate amount and timing of revenue recognition for the transfer of goods and services to customers. The principles in ASU 2014-09 should be applied to all contracts with customers regardless of industry. The amendments in ASU 2014-09 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with two transition methods of adoption allowed. Early adoption for reporting periods prior to December 15, 2016 is not permitted. In March 2015, the FASB voted to defer the effective date by one year, but to allow adoption as of the original adoption date. In May 2016, FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers" (Topic 606) Principal versus Agent Considerations, (Reporting Revenue Gross versus Net). This updated was to further clarify the implementation guidance on principal versus agent considerations in the previously issued ASU No. 2014-09. ASU No. 2016-08 has no impact on the adoption date of the previously issued update. We are evaluating the financial statement impacts of the guidance in ASU 2014-09 and determining which transition method we will utilize.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU No. 2015-03"). ASU No. 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those reporting periods. Early adoption is permitted for financial statements that have not been previously issued. We have adopted this standard in the period ended June 30, 2016. It did not have an impact on our condensed consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU No. 2015-16"). This standard requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU No. 2015-16 also requires separate presentation on the face of the income statement, or disclosure in the notes, of the amount recorded in current-period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amount has been recognized as of the acquisition date. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those fiscal years. This ASU did not have an impact on our condensed consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02 "Leases" (Topic 842) ("ASU No. 2016-02"). This topic provides that a lessee should recognize the assets and liabilities that arise from leases. Topic 842 requires an entity to separate the lease components from the nonlease components in a contract. This ASU intended to improve financial reporting about leasing transactions. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the financial statement impact this update will have on the consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"), which is intended to improve the accounting for share-based payment transactions as part of the FASB's simplification initiative. ASU No. 2016-09 changed the aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. This ASU is effective for fiscal years

COMMERCEHUB, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. The Company is evaluating the financial statement impact this update will have on the consolidated financial statements.
Note 5 - Pro Forma Earnings (Loss) Per Share
Pro Forma basic and diluted earnings (loss) per common share for all periods presented is computed by dividing net income (loss) for the respective period by 42,702,842 common shares, which is the aggregate number of 13,522,288 shares of Series A common stock, 711,992 shares Series B common stock, and 28,468,562 shares of Series C common stock issued upon completion of the Spin-Off on July 22, 2016.

Immediately following the Spin-Off there were (a) 109,354 shares of common stock issuable to pre-Spin-Off minority shareholders of CTI and (b) 7,362,933 outstanding awards to purchase shares of our common stock, in each case which have been excluded from the pro forma earnings (loss) per share calculation, as the Spin-Off occurred subsequent to June 30, 2016.
Note 6 - Acquisition of Mercent Corporation
On January 8, 2015, the Company acquired 100% of the shares of Mercent, an online marketing technology and service company that helps merchants optimize performance across online channels, for total cash consideration of approximately $20.2 million, net of cash acquired.
During the six-month period ended June 30, 2015, the Company incurred transaction-related costs of approximately $166 thousand, which are included in general and administrative expenses. No additional cost was incurred in the six-month period ended June 30, 2016.
Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value. The allocation of the Mercent purchase consideration to the assets acquired and liabilities assumed was as follows (in thousands):

Cash	$41
Accounts receivable	2,559
Prepaid expenses	87
Property and equipment	336
Customer relationships	2,000
Developed software technology	1,500
Deferred tax assets	3,580
Goodwill	12,390
Accounts payable and accrued expenses	(2,015)
Deferred revenue	(212)
20,266
Methodologies used in valuing the intangible assets include, but are not limited to, the multiple period excess earnings method for developed software technology and customer relationships. The excess of the purchase price over the total net identifiable assets has been recorded as goodwill, which includes synergies expected from the expanded service capabilities and the value of the assembled work force. For federal income tax purposes, the transaction is treated as a stock acquisition and the goodwill is not deductible for tax purposes.
Note 7 - Concentrations of Significant Customers and Credit Risk
Our revenue model is based on retailer and supplier program relationships whereby many supplier transactions may be attributable to a single retailer. Significant customer concentrations contemplate the total program revenues (retailers and related suppliers) and receivables generated by these customers. In each of the six-month periods ended June 30, 2016 and June 30, 2015, one customer accounted for more than 10% of total revenue. No customer represented more than 10% of accounts receivable at June 30, 2016.

COMMERCEHUB, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 - Related Party Transactions
(a)   Transactions with QVC
We provide our solutions to an affiliate company, QVC, Inc. (“QVC”), which is a wholly owned subsidiary of Liberty. For the six-month periods ended June 30, 2016 and 2015, QVC accounted for approximately 7% and 8% of total revenue, respectively. We had receivables relating to ordinary business with QVC of approximately $631 thousand and $511 thousand at June 30, 2016 and December 31, 2015, respectively.
(b)   Transactions with Parent
Historically, we have had outstanding a promissory note as a lender to Liberty. This note carried an interest rate based on one-year LIBOR plus 100 basis points. In the three months ended June 30, 2016, Liberty fully repaid amounts outstanding of $36.4 million pursuant to this agreement, including accumulated interest of $2.4 million. As of June 30, 2016 and December 31, 2015, the balance due from Liberty, including accrued interest, was $0 and $36.1 million, respectively.
During June 2016, to assist the Company in meeting its financial obligations under the SAR Plan and Liquidity Program (see Note 11 to these condensed consolidated financial statements), the Company entered into a funding arrangement with Parent pursuant to a previously established intercompany funding agreement. Under the funding arrangement, the Parent agreed to loan the Company cash at current market interest rates, or make additional equity investments in common stock, in amounts sufficient to fulfill the Company's obligations under the SAR Plan and Liquidity Program. As of June 30, 2016, the balance due to Liberty was $28.7 million and is included in note payable - Parent on the condensed consolidated balance sheet. Subsequent to June 30, 2016, amounts outstanding pursuant to this arrangement, including accumulated interest, were repaid to Liberty by the Company using borrowings under our credit facility (see Note 13 to these condensed consolidated financial statements). The funding agreement between the Company and Liberty was terminated as of the completion of the Spin-Off.
CommerceHub entered into certain agreements (effective July 22, 2016) with Liberty and/or Liberty Media, including a reorganization agreement, a services agreement and a tax sharing agreement. The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Spin-Off, certain conditions to the Spin-Off and provisions governing the relationship between CommerceHub and Liberty with respect to and resulting from the Spin-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and CommerceHub and other agreements related to tax matters. Pursuant to the services agreement, Liberty Media will provide CommerceHub with general and administrative services including legal, tax, accounting, treasury and investor relations support related to necessary public company functions. CommerceHub will reimburse Liberty Media for direct, out-of pocket expenses incurred by Liberty Media in providing these services, and CommerceHub will pay a services fee to Liberty Media under the services agreement. Liberty Media and CommerceHub will evaluate all charges for reasonableness on a quarterly basis and make such adjustments to these charges as the parties mutually agree.
Refer to Note 15 to these condensed consolidated financial statements for further discussion of transactions with Liberty that occurred subsequent to June 30, 2016.
Note 9 - Capitalized Software Costs
Capitalized software costs, net is comprised of the following (in thousands):

	June 30, 2016	December 31, 2015
Capitalized software costs	$44,624	$41,120
Less accumulated amortization	(36,390)	(33,931)
Capitalized software costs, net	$8,234	$7,189
Amortization expense related to capitalized software costs is included in cost of revenue and was approximately $2.5 million and $1.5 million for the six-month periods ended June 30, 2016 and 2015, respectively.
Future amortization expense of capitalized software costs as of June 30, 2016 is expected to be as follows for the years ended December 31, (in thousands):

COMMERCEHUB, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Remainder of 2016	$2,445
2017	4,048
2018	1,603
2019	138
2020 and thereafter	—
$8,234
Note 10 - Intangible Assets
Intangibles assets acquired as of June 30, 2016 and December 31, 2015, respectively, are as follows (in thousands):

June 30, 2016	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	2.0	$1,500	$(1,125)	$375
Customer relationships	2.0	2,000	(1,500)	500
Total		$3,500	$(2,625)	$875

December 31, 2015	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	2.0	$1,500	$(750)	$750
Customer relationships	2.0	2,000	(1,000)	1,000
Total		$3,500	$(1,750)	$1,750
Amortization expense related to intangible assets was $875 thousand for the six-month periods ended June 30, 2016 and 2015. Future amortization expense for intangible assets as of June 30, 2016 is $875 thousand, and is expected to be recognized during the second half of 2016.
Note 11 - Share-Based Awards
Share-based award plans pre-Spin-Off
The Company grants, to certain of its employees, board members and consultants, awards to purchase shares of its common stock. Prior to the Spin-Off, the Company's share-based awards consisted of stock options and stock appreciation rights ("SARs"). Some of these awards contain service conditions (4 years) and some of these awards contain both service and milestone-based conditions. The Company measures the cost of services received in exchange for a liability classified award based on the current fair value of the award, and remeasures the fair value of the award at each reporting date. All of the Company's share-based awards are classified as liability awards as of June 30, 2016 and December 31, 2015, as the SARs could have been settled in cash and the stock options could have been settled in cash at the option of the holder under the Liquidity Program as discussed below.
Included in the condensed consolidated statements of comprehensive income (loss) are the following amounts of share-based compensation for the three- and six-month periods ended June 30, 2016 and 2015 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	(662)	386	(158)	577
Research and development	(747)	1,557	1,113	3,132
Sales and marketing	(383)	820	601	1,541
General and administrative	(1,685)	5,438	5,004	11,568
	$(3,477)	$8,201	$6,560	$16,818

COMMERCEHUB, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company estimates the fair value of the stock options and SARs granted using a Black-Scholes pricing model. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from the Company's estimates, such amounts are recorded as an adjustment in the period estimates are revised.
In valuing share-based awards, significant judgment is required in determining the fair value of the Company's share price, the expected volatility of common stock, and the expected term individuals will hold their share-based awards prior to exercising. With the assistance of an independent third-party advisory firm, for the three and six months ended June 30, 2015 and the three months ended March 31, 2016, we estimated share-price based on an internal valuation using income and market based approaches. For the three months ended June 30, 2016, the estimated share-price input was based on the market value of CommerceHub's Series C common stock traded immediately following the Spin-Off. Expected volatility of the stock is based on the Company's peer group in the industry in which the Company does business because the Company does not have sufficient historical volatility data for its own stock. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior.
Additionally, the Black-Scholes pricing model requires the input of other assumptions, including the risk-free interest rate and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of the Company's share-based awards. The Company assumed a zero dividend yield based on expected dividends.
1999 Plan
During 1999, the Company adopted an incentive and nonqualified stock option plan (the "1999 Plan"). The 1999 Plan authorized grants of options to purchase up to 4,000,000 shares of authorized but unissued common stock. Options granted under the 1999 Plan were to vest over a period of four years and expire ten years from the date of grant. At June 30, 2016, no shares of common stock are available for future grants under the 1999 Plan, as the plan expired in September 2009.
Liquidity Program
During 2006, the Compensation Committee of CTI adopted a stock option liquidity program (the "Liquidity Program") for eligible holders of stock options and certain eligible common shares (shares issued as a result of an option exercise). The Liquidity Program provided eligible option holders and stockholders the ability to tender their vested options or sell their eligible common shares in exchange for cash payment. Prior to June 30, 2016, eligible option holders and stockholders had the opportunity to tender eligible options or shares at any time during the year except for when valuations are being performed. Cash consideration for the purchase and exercises of tendered stock options is based on the fair value of the Company's underlying common stock less the option exercise price. Cash consideration for tendered eligible common shares is based upon the fair value of the common shares.
The Company made total cash payments of approximately $13.2 million and $0.9 million in exchange for the exercise of 426,331 and 35,500 stock options under this program during the six-month periods ended June 30, 2016 and 2015, respectively. There were 45,450 common shares issued and outstanding at June 30, 2016 that were eligible for the holders to require the Company to purchase. The Liquidity Program terminated effective as of the completion of the Spin-Off.
SAR Plan
During 2010, the Company instituted the 2010 Stock Appreciation Rights Plan (the "SAR Plan"). Pursuant to the SAR Plan, a committee appointed by the Company's Board of Directors (or in the absence of such a committee, the Board of Directors acting in the capacity of such committee) was authorized to grant stock appreciation rights ("SARs") to employees, board members and consultants of the Company. The SAR Plan authorized grants of up to 6 million units, which included and is not in addition to shares previously authorized for issue under the 1999 Plan discussed above. The SARs under the SAR Plan vest over a period of four years and expire 10 years from the date of grant for service based awards. SARs that include both service and milestone-based conditions vest based on the satisfaction of service requirements and achievement of performance milestones over the period specified in the applicable award agreement, which ranges from 1 to 4 years at June 30, 2016. We make certain assumptions regarding the probability of achieving these milestones each period and adjust the value of the awards in the period our estimates are revised. Actual results can vary from expected results.
The Company made total cash payments of approximately $72.7 million and $1.3 million during the six-month periods ended June 30, 2016 and 2015, respectively, to settle exercised SARs. The SAR Plan was terminated and replaced with the

COMMERCEHUB, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

CommerceHub, Inc. Legacy Stock Appreciation Rights Plan (the "Legacy SAR Plan") in connection with the completion of the Spin-Off. Future grants under the Legacy SAR Plan are not permitted following the Spin-Off.
The following tables summarize the share-based award activity during the six-month period ended June 30, 2016:

	1999 Plan
	Number of Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding, January 1, 2016	495,781	$3.52
Exercised	(22,000)	$3.32
Tendered*	(426,331)	$3.52
Forfeited	(2,000)	$3.16
Outstanding and exercisable at June 30, 2016	45,450	$3.64	2.1	$1,454
*Tendered stock options under the 1999 Plan represents eligible stock options exchanged for cash under the Liquidity Program.

	SAR Plan
	Number of SARs	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding, January 1, 2016	3,586,475	$9.16
Granted	1,208,550	$35.60
Exercised	(2,539,055)	$6.90
Forfeited	(213,750)	$25.27
Outstanding at June 30, 2016	2,042,220	$25.93	8.3	$16,316
Exercisable at June 30, 2016	112,733	$10.29	5.6	$2,858
As of June 30, 2016, unrecognized compensation cost related to SARs was approximately $11.7 million, including $0.6 million related to milestone-based awards, and is expected to be recognized over a weighted average remaining vesting period of approximately 3.6 years.
Share-based award plans post-Spin-Off
In connection with the Spin-Off, such equity incentive awards were adjusted, such that each holder of an option award or a stock appreciation right with respect to shares of CommerceHub common stock received an option award to purchase shares of our Series C common stock, with the exercise price and number of shares subject to such new option awards based on the exercise price of and number of shares subject to the original option or original stock appreciation right and the exchange ratio used in the internal restructuring with respect to the CommerceHub minority holders. On July 22, 2016, 45,450 options and 2,042,220 SARs then-outstanding as of June 30, 2016 were converted to 99,151 options and 4,455,460 options to purchase shares of our Series C common stock, respectively.
Unlike the original option and SAR awards, which were able to be settled in cash prior to completion of the Spin-Off, the new option awards resulting from the conversion of the holders’ original option and SAR awards may only be settled in shares of CommerceHub's Series C common stock. Except as described above, the terms of these new option awards (including, for example, the vesting terms thereof) are, in all material respects, the same as those of the corresponding original option or SAR award.
Additionally, the Spin-Off is a restructuring event which resulted in a modification of the terms and conditions of the outstanding equity awards upon the Spin-Off, and the classification of the awards from liability to equity awards. As of the July 21, 2016 modification date, the Company performed a fair value analysis of the awards immediately before and immediately

COMMERCEHUB, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

after the restructuring. As the 1999 Option Plan and the SAR Plan contain antidilution provisions, there was no incremental fair value or compensation expense as a result of the restructuring. The fair value of these awards immediately before and immediately after the Spin-Off was $12.5 million. The value of these awards at the time of the restructuring was moved from share-based compensation liability to additional paid in capital. The remaining unvested compensation expense is recognized over the remaining service period or, for those awards with milestone-based conditions, the period in which such milestones are expected to be achieved.
Below is a summary of the new share-based plans that govern our share-based awards following the Spin-Off.
CommerceHub, Inc. 2016 Omnibus Incentive Plan
In connection with the Spin-Off, which occurred on July 22, 2016, we adopted the CommerceHub, Inc. 2016 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan is designed to provide additional remuneration to officers, employees, nonemployee directors and independent contractors for service to CommerceHub and to encourage each plan participant’s investment in CommerceHub. Stock options, SARs, restricted shares, restricted stock units, cash awards, performance awards or any combination of the foregoing may be granted under the Omnibus Plan (collectively, "awards"). The maximum number of shares of our common stock with respect to which awards may be granted under the Omnibus Plan is 13,200,000 shares of Series C common stock, subject to anti-dilution and other adjustment provisions of the Omnibus Plan. In addition, the number of shares available for issuance will be increased on the first day of every calendar year beginning in 2017 in an amount equal to (i) 5% of the outstanding shares of our common stock on the last day of the immediately preceding calendar year or (ii) such number of shares of our common stock determined by the Company's board of directors. With limited exceptions, under the Omnibus Plan, no person may be granted in any calendar year awards covering more than 3.0 million shares of CommerceHub common stock, subject to anti-dilution and other adjustment provisions of the Omnibus Plan. No non-employee director may be granted during any calendar year awards having a value (as determined on the grant date of such award) in excess of $1 million, with such limit increased to $2 million in connection with such non-employee director's initial year of service on the Company's board of directors. Shares of our Series C common stock issuable pursuant to awards will be made available from either authorized but unissued shares or shares that have been issued but reacquired by us. The Omnibus Plan will be administered by the compensation committee of the Company’s board of directors with regard to awards granted under it (other than awards granted to the nonemployee directors), and the compensation committee will have full power and authority to determine the terms and conditions of such awards. The Omnibus Plan will be administered by the full board of directors with regard to all awards granted under the Omnibus Plan to non-employee directors, and the full board of directors will have full power and authority to determine the terms and conditions of such awards.
Legacy Stock Appreciation Rights Plan and Legacy Stock Option Plan
All of the new option awards with respect to our Series C common stock that were issued as a result of the Spin-Off to holders of SARs and options outstanding immediately prior to the Spin-Off were issued pursuant to the Legacy SAR Plan and the Legacy Stock Option Plan, respectively. Copies of the Legacy SAR Plan and the Legacy Stock Plan were filed as exhibits 10.3 and 10.4, respectively, to our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 26, 2016. The Legacy SAR Plan and the Legacy Stock Option Plan govern the terms and conditions of these new option awards but will not be used to make any new grants following the Spin-Off.
Employee Stock Purchase Plan
We have adopted a shareholder-approved Employee Stock Purchase Plan (“ESPP”), under which we have reserved 900 thousand shares of our Series C common stock for issuance to our employees.  Subject to certain restrictions, the ESPP provides employees with the opportunity to invest a portion of their annual eligible compensation to purchase shares of our Series C common stock at a purchase price equal to 85% of the lower of (a) the fair market value of the common stock as the beginning of the six-month offering period, and (b) the fair market value of the common stock as the end of the six-month offering period. A copy of the ESPP was filed as Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No.: 333-212646) filed with the SEC on July 22, 2016.
Transitional Stock Adjustment Plan
All of the new Parent option awards, new Parent restricted stock units and new Parent restricted stock awards (each as defined below) were issued pursuant to the CommerceHub, Inc. Transitional Stock Adjustment Plan (the “Transitional Plan”), which was filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-213155) filed with the SEC on August 12, 2016. The Transitional Plan will govern the terms and conditions of the foregoing Parent incentive awards but will not be used to make any grants following the Spin-Off.

COMMERCEHUB, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

New Parent options
Liberty has granted to certain directors, officers, employees and consultants of Liberty stock options to purchase shares of Liberty Ventures common stock pursuant to applicable incentive plans in place at Liberty. Each holder of an outstanding option to purchase shares of Liberty Ventures common stock (an "original Ventures option award") on the record date for the Spin-Off (the "record date") who is a member of the Liberty board of directors or an officer of Liberty holding the position of Vice President or above received (i) an option to purchase shares of the corresponding series of our common stock and an option to purchase shares of our Series C common stock (such new option awards, "new Parent option awards") and (ii) an adjustment to the exercise price of and the number of shares subject to the original Ventures option award (as so adjusted, an "adjusted Ventures option award"). The exercise prices of and the number of shares subject to the new Parent option awards and the related adjusted Ventures option award were determined based on the exercise price of and the number of shares subject to the original Ventures option award, the distribution ratios used in the Spin-Off, the pre-Spin-Off trading price of Liberty Ventures common stock (determined using the volume weighted average price of the applicable series of Liberty Ventures common stock over the three-consecutive trading days immediately preceding the Spin-Off) and the relative post-Spin-Off trading prices of Liberty Ventures common stock and our common stock (determined using the volume weighted average price of the applicable series of common stock over the three-consecutive trading days beginning on the first trading day following the Spin-Off on which both the Liberty Ventures common stock and our common stock traded in the "regular way" (meaning once the common stock trades using a standard settlement cycle)), such that the pre-Spin-Off intrinsic value of the original Ventures option award was allocated between the new Parent option awards and the adjusted Ventures option award.
All other holders of original Ventures option awards did not receive any new Parent option awards as a result of the distribution. Rather, the holders' original Ventures option awards were adjusted so as to preserve the pre-Spin-Off intrinsic value of the original Ventures option award based on the exercise price of and number of shares subject to such original Ventures option award, the distribution ratios used in the Spin-Off, the pre-Spin-Off trading price of Liberty Ventures common stock and the post-Spin-Off trading price of Liberty Ventures common stock (determined as described above).
Except as described above, all other terms of an adjusted Ventures option award and the new Parent option awards (including, for example, the vesting terms thereof) are, in all material respects, the same as those of the corresponding original Ventures option award.
New Parent restricted stock units
Each holder of a restricted stock unit with respect to shares of Series A or Series B Liberty Ventures common stock (an “original Ventures RSU”) on the record date received in the distribution 0.1 of a restricted stock unit with respect to shares of the corresponding series of Series A or Series B CommerceHub common stock and 0.2 of a restricted stock unit with respect to shares of CommerceHub Series C common stock (such new restricted stock unit awards, new “Parent RSUs”) for each original Ventures RSU held by them as of the record date, with cash paid in lieu of fractional new Parent RSUs. Except as described herein, the terms of all of the new Parent RSUs (including, for example, the vesting terms thereof) are, in all material respects, the same as those of the corresponding original Ventures RSU.
New Parent restricted stock awards
Each holder of a restricted stock award with respect to shares of Series A or Series B Liberty Ventures common stock (an “original Ventures RSA” and, together with the original Ventures option awards and the original Ventures RSUs, the "original Ventures equity awards") received in the distribution (i) 0.1 of a restricted share of the corresponding series of Series A or Series B CommerceHub common stock and (ii) 0.2 of a restricted share of CommerceHub Series C common stock (such new restricted stock awards, new “Parent restricted stock awards”) for each restricted share of Liberty Ventures common stock held by them as of the record date, with cash paid in lieu of fractional new Parent restricted stock awards. Except as described herein, all new Parent restricted stock awards (including, for example, the vesting terms thereof) are, in all material respects, the same as those of the corresponding original Ventures RSA.
As of July 22, 2016, following the Spin-Off, there were 534 new Parent RSUs and 344,456 new Parent option awards, with a weighted average exercise price of $7.42, to purchase shares of our Series A common stock, 172,882 new Parent option awards, with a weighted average exercise price of $11.89, to purchase shares of our Series B common stock, and 1,094 new Parent RSUs and 1,032,817 new Parent option awards, with a weighted average exercise price of $8.87, to purchase shares of our Series C common stock, issued to holders of original Ventures equity awards. Substantially all of Liberty's outstanding and exercisable options relate to employees of Liberty who received CommerceHub options on the Spin-Off. The compensation expense relating to these employees of Liberty will continue to be recorded at Liberty.

COMMERCEHUB, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 12 - Income Taxes
Income tax expense for the three and six months ended June 30, 2016 was $2.9 million and $2.0 million, respectively, and income tax (benefit) for the three and six months ended June 30, 2015 was ($0.6) million and ($1.1) million, respectively. The increase in income tax expense for the three- and six-month periods ended June 30, 2016 is primarily due to higher pre-tax book income as compared to a loss in the same periods in the prior year. For each period, actual income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes due primarily to state and local income tax and fair value adjustments for stock options exercised under the company's share-based compensation program.
As of December 31, 2015, the Company's net deferred tax asset was primarily attributed to temporary differences related to share-based awards. The exercise of these awards during the six months ended June 30, 2016, reduced the deferred tax asset for share-based awards by $32.3 million and increased the deferred tax asset for federal and state net operating losses (“NOLs”) by $14.2 million (after reclaiming taxes paid or owed to Liberty for the 2014 and 2015 tax years).
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of taxable income in the allowable carryback period or the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
During the six months ended June 30, 2016, the Company generated a federal NOL of approximately $71.6 million, primarily attributed to the exercise of share-based compensation awards. As allowed under the tax sharing agreement between the Company and Liberty in place prior to the Spin-Off, we can utilize $49.0 million of this NOL to refund federal income taxes paid to Liberty in the prior two tax years. The remaining NOL of $22.6 million can be carried forward to offset federal taxable income generated in future periods. See Note 15 to these condensed consolidated financial statements for further discussion on NOL implications of the Spin-Off.
Note 13 - Long-Term Debt
On June 28, 2016, we entered into a credit agreement governing a $125.0 million revolving credit facility which expires on June 28, 2021. At June 30, 2016 we had $0 in borrowings and no letters of credit outstanding under the facility, and our available borrowings under the facility were $125 million. At June 30, 2016 the fair value of our debt, which is based on Level 2 valuation inputs, approximated cost.

The interest rate applicable to our initial borrowings is LIBOR plus a yield of 1.75%. Interest on the revolving credit facility is based on a base rate or Eurodollar rate plus an applicable margin that increases as our total leverage ratio increases, with the base rate margin ranging from 0.75% to 1.25% and the Eurodollar rate margin ranging from 1.75% to 2.25% respectively. The revolving credit facility also carries a commitment fee of 0.25% to 0.50% per annum on the unused portion. In conjunction with entering into this agreement, we incurred charges totaling $1.1 million. These charges were capitalized and deferred over the term of the credit facility and are included in other long-term assets on the condensed consolidated balance sheet.

Borrowings under the credit facility are collateralized by substantially all of our assets. The credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, including a total leverage ratio and an interest coverage ratio, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of June 30, 2016.

Subsequent to June 30, 2016, we borrowed $50.0 million under our revolving credit facility. Proceeds from these borrowings were used to fund the cash outflows further discussed in Note 15 to these condensed consolidated financial statements.

COMMERCEHUB, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 14 - Commitments and Contingencies
Legal Proceedings
  From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.
Leases
At June 30, 2016, our future minimum payments under operating leases were as follows (in thousands):

Remainder of 2016	$454
2017	1,119
2018	2,455
2019	2,528
2020	2,601
Thereafter	2,642
$11,799

Note 15 - Subsequent Events
On July 22, 2016, Liberty completed the Spin-Off of the Company and we now operate as a stand-alone publicly traded company. In connection with the Spin-Off, CommerceHub entered into certain agreements with Liberty and/or Liberty Media discussed in further detail in Note 8 to these condensed consolidated financial statements.
In July 2016, the Company had cash inflows and outflows in conjunction with the Spin-Off, which include:

•	Borrowed $50.0 million under our credit facility to fund cash outflows described below;

•	Fully repaid our note payable due to Liberty, including accrued interest, of $28.7 million and amounts due for state taxes paid of $1.3 million;

•	Paid a dividend of $18.9 million to the holders of CTI common stock, including Parent, and $0.9 million to a Parent, as holders of CTI preferred shares on the record date for the Spin-Off;

•	Collected amounts due from Liberty for federal tax benefits of $8.5 million; and

•	Received a contribution from Liberty of $6.0 million to compensate us for the dilution associated with Parent equity awards.
As discussed in Notes 11 and 12 to these condensed consolidated financial statements, there were significant exercises of SARs and option awards during the second quarter of fiscal 2016. The exercise of these awards generated federal and state NOLs of $25.0 million and $6.3 million (tax-effected), respectively. As allowed under the tax sharing agreement with Liberty, we can utilize these NOLs to reclaim federal taxes paid or owed to Liberty for 2014 and 2015. $8.5 million of federal income taxes paid to Liberty relating to the 2014 tax year were refunded to CommerceHub in July 2016, and $8.6 million of income tax obligations related to the 2015 tax year, which had not yet been paid to Liberty, were forgiven in June 2016. The remaining federal NOLs of $7.9 million (tax-effected) were forfeited per the tax sharing agreement with Liberty and recorded as a reduction to deferred income taxes and additional paid in capital in July 2016.
We intend to file amended state income tax returns for prior years in 2017 to request a refund of approximately $3.0 million of state taxes previously paid in states which allow a carryback claim. The remaining state NOLs generated of $3.3 million (tax-effected) are available to offset state income for 2016 and in future periods.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto.
Forward-Looking Statements
Certain statements in this quarterly report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy, market potential and future financial performance of our company and our subsidiaries, and other matters. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. You should not place undue reliance on any forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements, all of which are difficult to predict and many of which are beyond our control. Although we believe that the forward-looking statements contained herein are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in the Registration Statement, could affect our actual results and could cause actual results to differ materially from those in the forward-looking statements. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	customer demand for products and services and the ability of our company to adapt to changes in demand;

•	competitor responses to products and services;

•	the levels of online traffic to our customer’s websites and their ability to convert visitors into customers;

•	the growth of the e-commerce industry and the SaaS enterprise application software market in general and particularly in our markets;

•	the growth of non-traditional e-commerce devices and platforms, including mobile devices and social networking applications;

•	the achievement of advances in and expansion of our platform and our solutions;

•	our ability to predict future commerce trends and technology;

•	the impact of changes in search engine algorithms and dynamics or search engine disintermediation;

•	changes to technologies used in our platform or new versions or upgrades of operating systems and internet browsers impacting the process by which merchants and customers interface with our platform;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	our future financial performance, including availability, terms and deployment of capital;

•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	availability of qualified personnel;

•	changes in, or failure or inability to comply with, government regulations, including, without limitation, adverse outcomes from regulatory proceedings;

•	changes in the nature of key strategic relationships with partners and vendors;

•	general economic and business conditions and industry trends including the current economic downturn;

•	consumer spending levels, including the availability and amount of individual consumer debt;

•	costs related to the maintenance and enhancement of brand awareness by our subsidiaries;

•	advertising spending levels;

•	rapid technological changes;

•	the regulatory and competitive environment of the industries in which our company operates; and

•	fluctuations in foreign currency exchange rates and threatened terrorist attacks, political and economic unrest in international markets and ongoing military action around the world.

For additional risk factors, please see the Registration Statement. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. These forward-looking statements speak only as of the date of this quarterly report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.
Management's Use of Non-GAAP Measures
In addition to reporting financial measures calculated in accordance with U.S. generally accepted accounting principles (“GAAP”), we provide Adjusted EBITDA, a non-GAAP financial measure that excludes certain expenses and income. Adjusted EBITDA should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, including net income or loss. Non-GAAP financial measures are subject to inherent limitations and exclude significant expenses and income that are required by GAAP to be recorded in our financial statements. We define “Adjusted EBITDA” as net income or loss, plus depreciation of property and equipment and amortization of capitalized software costs and intangible assets, interest expense, income tax expense, and share-based compensation expense, less interest income.
Our management considers Adjusted EBITDA in reviewing our financial performance because we feel it is a relevant measure of the overall efficiency of our business model. Adjusted EBITDA should be considered in addition to financial measures calculated in accordance with GAAP and is not a substitute for GAAP results. Certain adjustments used in calculating Adjusted EBITDA may be based on estimates and assumptions of management and do not purport to reflect actual historical results. In addition, you should be aware when evaluating Adjusted EBITDA that in the future we may incur expenses similar to those excluded when calculating Adjusted EBITDA. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate Adjusted EBITDA in the same fashion.
Overview
We are a cloud-based e-commerce fulfillment and marketing software platform provider of integrated supply, demand and delivery solutions for large retailers, online marketplaces and digital marketing channels (collectively, "demand channels"), and consumer brands, manufacturers, distributors and other market participants (collectively, "suppliers"). Our software platform allows trading partners—our customers—to sell more products online, promote products through retailers, marketplaces and digital advertising channels, and deliver products to customers quickly. Approximately 9,700 trading partners have access to our platform daily to exchange critical information with each other, including orders, invoices, product information and other electronic documents. Collectively, our trading partner customers constitute a vibrant network of the largest retailers, marketplaces and brands in North America.
We sell access to our integrated supply, demand and delivery solutions. These solutions leverage our trading partner platform and include capabilities that enable virtual inventory (or "drop-ship") fulfillment, e-commerce marketing and consumer demand generation (e.g., the syndication of seller product listings to relevant e-commerce channels), and shipping and delivery management.
Through our solutions we help our customers solve many of the most critical problems in today's e-commerce market. Our customers use our platform and solutions to expand the breadth of their product assortment so they can offer the products consumers want and market those products on marketplaces, search engines, and emerging e-commerce channels such as Facebook and Pinterest. In addition, because no e-commerce transaction is complete until the consumer has received the product they ordered, we help our customers orchestrate rapid and cost-effective delivery of products.
We built our Company by first focusing on supply solutions, which enable retailers to sell more products through the "virtual inventory" provided by an integrated network of drop-ship suppliers. In January 2015, we acquired Seattle-based Mercent to extend the reach of our platform to demand solutions that help our customers sell their products using marketplaces, search engines, and other emerging e-commerce channels, such as social networks. When combined with our Delivery Solutions (which help our customers provide more rapid and cost-effective delivery), our company serves as a critical partner to retailers and suppliers who are focused on growing their business.
Our solutions unite supply, demand and delivery and provide our customers, consisting of retailers and suppliers, with a single platform to source and market the products consumers desire and to have those products delivered more rapidly to the consumer's doorstep.
Specifically, we provide the following solutions:

•	Supply Solutions: enable retailers to expand their product offerings without the economic and logistical limitations or risks typically associated with carrying physical inventory;

•
Demand Solutions:    provide retailers and suppliers with a single platform to gain greater access to shopper demand through a single connection to retail channels, marketplaces, paid search, social and advertising channels; and

•
Delivery Solutions:    facilitate rapid, cost-efficient, on-time delivery with greater control of, and visibility into, the consumer experience by leveraging our solutions to allow our customers to coordinate more effectively with delivery providers.

CommerceHub's platform exhibits significant network effects by connecting leading online retailers to thousands of suppliers to enable order fulfillment and the generation of consumer demand through leading digital advertising platforms. Our expanding number of retail trading partners makes it more attractive for additional suppliers to join our platform, and the more suppliers we have on the platform the more attractive CommerceHub will be to additional retailers. This network effect provides powerful incentives for additional customers to join our platform, which we believe has produced a comparatively low customer acquisition cost. Each retailer/supplier relationship is a "connection" through our platform that, in many cases, generates recurring subscription fees from both the retailer and supplier, in addition to usage fees related to the trading partner activity between the retailer and supplier. Examples of usage fees include fees related to the processing of orders and the exchange of inventory information and product information.
The majority of our revenue is derived from usage fees that are based on the volume of activity our customers achieve through our platform, as well as recurring subscription fees. The remaining portion of our revenue comes from services we provide to new and existing customers, including highly targeted services that are focused on helping our customers quickly adopt our solutions and then maximize their utility.
CommerceHub's customer base is diversified among different retail segments, including general merchandise, home improvement, office supplies, toys, electronics, furniture and perishables. As such, our revenue does not closely track the seasonality trend for any one specific retail segment. Historically, the percentage of our annual revenue has been relatively uniform over the first three quarters of the year with approximately 34% of our annual revenue being generated in the fourth quarter.
Key Financial Metrics
Usage Revenue
Usage revenue is derived primarily from fees charged to retailers and suppliers for their use of our platform to conduct business with their trading partners. These usage fees are primarily influenced by the volume of customer orders related to our Supply Solutions that are processed through our platform. Usage revenue also consists of fees for activity related to Demand Solutions, Delivery Solutions, inventory management, third-party communication and variable fees related to the amount of online sales our customers achieve on our platform and solutions that are above minimum volume requirements.
Total usage revenue grows as the overall volume of goods purchased online through our retailers and supported demand channels increases, new trading partners are added to the platform, and current trading partners connect and create relationships with other trading partners. We track and measure total usage revenue because it measures the value that our customers receive through their adoption of our platform.
Subscription Revenue
A customer's subscription fee is based on several factors, including the number and type of trading partners (online retailers) that a customer is connected to through our platform, the number and type of demand channels (marketplace, digital advertising channel or social network) a customer accesses through our platform and the adoption of certain available feature upgrades that further enhance the functionality of our platform. Subscription fees are charged on a stand-alone basis or in association with a minimum usage level required to be maintained by a customer in connection with our Demand Solutions.
Total subscription revenue grows as new trading partner customers join the platform, as those trading partners connect and create relationships with other trading partners and as our customers adopt new features and upgrades that we make available. We track and measure total recurring subscription revenue because it represents the size of our platform in terms of total trading partner customers and relationships between those customers, and the scope of their engagement with us in terms of their adoption of available feature upgrades.
Set-up and Professional Services Revenue
Set-up fees include on-boarding services for the configuration, program, and design of our platform. On a limited basis, during a retailer's subscription term, the Company provides professional services to enhance the retailer's on-demand service solution. We track and measure set-up and professional services as they provide an indication of new supplier connections and enhancements to existing customer connections.
Domestic vs. Foreign Revenue Streams
CommerceHub generates all of its revenue in North America (United States and Canada). For the six-month period ended June 30, 2016, approximately 96% of our revenue was generated from customers located in the United States. To date, we have not generated revenue from operations outside of North America; however, we have established an office in the United Kingdom to pursue the overseas market.
Cost of Revenue
Cost of revenue primarily consists of personnel costs including salaries, bonuses, payroll taxes, benefit costs and share-based payments for our teams supporting customer set-up and onboarding, customer service, application support and performance marketing. We capitalize the cost of acquired software, payroll and payroll-related costs incurred in developing and enhancing our solutions and related product offerings, such as internal tools used by our operations teams. Amortization expense related to these costs are included in cost of revenue. Additionally, facility costs for the Company's data centers, communication service charges and depreciation expense related to computer equipment directly associated with generating revenue are captured in cost of revenue.
Research & Development Expense
Research and development expense consists of personnel costs, including salaries and benefits net of amounts capitalized as developed software, share-based compensation expense and bonuses for employees engaged in the design, development, testing and maintenance of our solutions. Also included are fees paid to third-party firms who assist in the development of our product solutions, net of amounts capitalized as developed software, and facility costs.
Sales & Marketing Expenses
Sales and marketing expense consists of personnel expenses, including salaries, commissions, benefits, share-based compensation and bonuses for sales, client management and marketing employees. Other costs associated with sales and marketing include expenses incurred related to corporate marketing, including brand awareness and trade shows, and facility costs. Much of our marketing effort is focused on thought leadership, as our marketing team engages with media and other industry influencers to publish and present on topics relevant to CommerceHub's solutions in trade publications and relevant industry conferences.
Our client management expenses are attributable to our client executive organization the primary role of which is to oversee and develop comprehensive relationships with our customers and to provide strategic account management and coordination of cross-selling opportunities.
General & Administrative Expenses
General and administrative expenses consist primarily of personnel costs, including salaries and benefits, share-based compensation expense and bonus, for our corporate functions, including executive leadership, finance, legal, information technology, and human resources, as well as professional service and other fees related to legal, tax, accounting and internal audit services. Other costs include facility costs, expenses attributable to credit card processing, and bad debt expense. Commencing in 2016, we expect increases to general and administrative expenses relating to resources required to support the Spin-Off and public company compliance costs, anticipated to be in the range of an incremental $3 million to $5 million per year.
Other income and expense
Other income and expense includes interest income and expense from our promissory notes with Liberty (see Note 8 to the accompanying condensed consolidated financial statements). On June 28, 2016 the Company entered into a credit agreement governing a revolving line of credit for $125 million (see Note 13 to the accompanying condensed consolidated financial statements).
New Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 4 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies
Preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Please see the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" within the Registration Statement, which describes the significant accounting policies used in preparation of the consolidated financial statements. On an ongoing basis, we evaluate the critical accounting policies used to prepare our condensed consolidated financial statements. There have been no material changes in these aforementioned critical accounting policies.
Results of operations for the three months ended June 30, 2016 and June 30, 2015
Revenue:
The table below displays the components of our total revenue for the three months ended June 30:

(amounts in thousands)	Three Months Ended June 30,		Change
	2016	2015	$	%
Revenue:
Usage revenue	$15,171	$12,912	$2,259	17%
Subscription revenue	6,390	5,899	491	8%
Set-up and professional services	1,542	1,046	496	47%
Total revenue	$23,103	$19,857	$3,246	16%
Our revenue increased $3.2 million, or 16%, for the three months ended June 30, 2016, as compared to the same period in the prior year. This increase was attributable to a $2.3 million, or 17%, increase in our usage revenue, a $0.5 million, or 8%, increase in our subscription revenue, and a $0.5 million, or 47%, increase in our set-up and professional services revenue.
Usage revenue represented 66% and 65% of our total revenue for the three months ended June 30, 2016 and 2015, respectively. The increase in our usage revenue was mainly driven by a 15% increase in the volume of customer orders processed through our platform during the three months ended June 30, 2016, as compared to the same period in the prior year. This volume increase was primarily driven by increases in order volume from existing customers. The remaining increase was attributable to incremental revenue related to our other solutions charged on a usage basis.
Subscription revenue represented 28% and 30% of our total revenue for the three months ended June 30, 2016 and 2015, respectively. The growth in our subscription revenue was primarily driven by a 6% increase in the number of trading partners on our platform.
Revenue generated from set-up and professional services represented 7% and 5% of our total revenue for the three months ended June 30, 2016 and 2015, respectively. This increase was driven by an increase in the number of retailer connections.
Cost of Revenue and Gross Profit:

(amounts in thousands)	Three Months Ended June 30,		Change
	2016	2015	$	%
Cost of revenue	$5,320	$5,389	$(69)	(1)%
Gross profit	$17,783	$14,468	$3,315	23%
Gross profit %	77%	73%	4%
Cost of revenue decreased $0.1 million, or 1%, for the three months ended June 30, 2016, as compared to the same period in the prior year. The decrease was due to lower share-based compensation expense of approximately $1.0 million compared to the same period in 2015 due to a larger mark-to-market adjustment of awards in 2015, which resulted in higher expense in the three months ended June 30, 2015 as compared to the same period in 2016. This was offset by increases in amortization of capitalized software costs of approximately $0.6 million, and higher personnel-related costs of approximately $0.3 million.

Operating Expenses:

(amounts in thousands)	Three Months Ended June 30,		Change
	2016	2015	$	%
Operating expenses:
Research and development	$3,444	$4,029	$(585)	(15)%
Sales and marketing	2,384	2,532	(148)	(6)%
General and administrative	4,675	9,731	(5,056)	(52)%
Total operating expenses	$10,503	$16,292	$(5,789)	(36)%
Research and development expenses.    Research and development expenses decreased $0.6 million, or 15%, for the three months ended June 30, 2016, as compared to the same period in the prior year. This decrease was driven by a $2.3 million reduction in share-based compensation expense due to a larger mark-to-market adjustment of awards in 2015, which resulted in higher expense in the three months ended June 30, 2015 as compared to the same period in 2016, offset by a $1.7 million increase in personnel costs from the expansion of the development team to support continued investment in our platform.
Sales and marketing expenses.    Sales and marketing expense decreased $0.1 million, or 6%, for the three months ended June 30, 2016, as compared to the same period in the prior year. This decrease was driven by lower share-based compensation expense of $1.2 million due to a larger mark-to-market adjustment of awards in 2015, coupled with a reduction in the vesting probability of milestone based awards, which resulted in higher expense in the three months ended June 30, 2015 as compared to the same period in 2016. This was offset by expansion of our sales and marketing teams, which resulted in higher personnel-related costs of approximately $0.6 million.
General and administrative expenses.    General and administrative expense decreased $5.1 million, or 52%, for the three months ended June 30, 2016, as compared to the same period in the prior year. The decrease was driven by lower share-based compensation expense of approximately $7.1 million due to a larger mark-to-market adjustment of awards in 2015, which resulted in higher expense in the three months ended June 30, 2015 as compared to the same period in 2016. This was partially offset by increased payroll-related taxes due to exercises of SARs and option awards of approximately $1.0 million and increases in professional services expenses associated with the Spin-Off and public company costs of approximately $0.9 million.
Other income and expenses:

(amounts in thousands)	Three Months Ended June 30,		Change
	2016	2015	$	%
Other income (expense):
Interest expense	$(44)	$—	$(44)	100%
Interest income	107	139	(32)	(23)%
Total other income (expense)	$63	$139	$(76)	(55)%
Other income (expense) decreased $76 thousand for the three months ended June 30, 2016, as compared to the same period in the prior year. This decrease was attributable to interest expense incurred with respect to amounts owed to Liberty under our promissory note which we entered into in June 2016 and a decrease in interest earned from the intercompany promissory note due from Liberty, which was fully repaid in June 2016, resulting in less interest earned in 2016 as compared to 2015. On June 28, 2016, the Company entered into a credit agreement governing a revolving line of credit for $125 million (see Note 13 to the accompanying condensed consolidated financial statements). Interest expense, including the amortization of debt issuance costs, is estimated to be approximately $750 thousand for the second half of 2016.
Income Taxes:

(amounts in thousands)	Three Months Ended June 30,		Change
	2016	2015	$	%
Income tax expense (benefit)	$2,919	$(625)	$3,544	nm
Effective tax rate	40%	37%	3%
Income tax expense increased $3.5 million for the three months ended June 30, 2016, as compared to the same period in the prior year. The increase in the income tax expense is primarily due to pre-tax book income in the three months ended June 30, 2016 as compared to a pre-tax book loss in the same period in 2015. For each period, actual income tax benefit differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income (loss) before income taxes due primarily to state and local income tax, net of Federal income tax benefits.
Adjusted EBITDA:

(amounts in thousands)	Three Months Ended June 30,		Change
	2016	2015	$	%
Adjusted EBITDA:
Net income (loss)	$4,424	$(1,060)	$5,484	nm
Depreciation and amortization	2,539	1,922	617	32%
Interest (income) expense	(63)	(139)	76	(55)%
Income tax expense (benefit)	2,919	(625)	3,544	nm
Share-based compensation expense	(3,477)	8,201	$(11,678)	(142)%
Adjusted EBITDA	$6,342	$8,299	$(1,957)	(24)%

Adjusted EBITDA decreased approximately $2.0 million, or 24%, for the three months ended June 30, 2016, as compared to the same period in the prior year. For the three months ended June 30, 2016, the decrease was primarily due to an increase in payroll-related taxes on exercises of SARs and options of $1.4 million and costs associated with the professional services associated with the Spin-Off and public company costs of $0.9 million. Further, for the three months ended June 30, 2015, we recognized a benefit for sales tax of $0.6 million that did not occur in the same period in the current year. This was partially offset by increased operating profit on higher revenue for the three months ended June 30, 2016 as compared to the same period in the prior year.
The primary driver of the change in share-based compensation expense is the mark-to-market adjustment, primarily generated by the change in underlying share value, for each period. For the three months ended June 30, 2015, the estimated share-price input, based on an internal valuation using the assistance of a third-party advisory firm, discounted cash flow projections and comparable market valuations, increased and resulted in expense. For the three months ended June 30, 2016 the estimated share-price input was based on the market value of CommerceHub's Series C common stock traded immediately following the Spin-Off, which decreased as compared to our most recent internal valuation and resulted in a reduction to expense.
Results of operations for the six months ended June 30, 2016 and June 30, 2015
Revenue:
The table below displays the components of our total revenue for the six months ended June 30:

(amounts in thousands)	Six Months Ended June 30,		Change
	2016	2015	$	%
Revenue:
Usage revenue	$29,466	$24,967	$4,499	18%
Subscription revenue	12,754	11,733	1,021	9%
Set-up and professional	2,973	1,948	1,025	53%
Total revenue	$45,193	$38,648	$6,545	17%
Our revenue increased $6.5 million, or 17%, for the six months ended June 30, 2016, as compared to the same period in the prior year. This increase was attributable to a $4.5 million, or 18%, increase in our usage revenue, a $1.0 million, or 9%, increase in our subscription revenue, and a $1.0 million, or 53%, increase in our set-up and professional services revenue.
Usage revenue represented 65% of our total revenue for the six months ended June 30, 2016 and 2015. The increase in our usage revenue was mainly driven by a 15% increase in the volume of customer orders processed through our platform during the six months ended June 30, 2016, as compared to the same period in the prior year. This volume increase was primarily driven by increases in order volume from existing customer orders. The remaining increase being attributable to incremental revenue related to our other solutions charged on a per usage basis.
Subscription revenue represented 28% and 30% of our total revenue for the six months ended June 30, 2016 and 2015, respectively. The growth in our subscription revenue was driven by a 6% increase in our number of customers.
Revenue generated from set-up and professional services represented 7% and 5% of our total revenue for the six months ended June 30, 2016 and 2015, respectively. This increase was driven by an increase in the number of retailer connections.

Cost of Revenue and Gross Profit:

(amounts in thousands)	Six Months Ended June 30,		Change
	2016	2015	$	%
Cost of revenue	$11,425	$9,845	$1,580	16%
Gross profit	$33,768	$28,803	$4,965	17%
Gross profit %	75%	75%	—%
Cost of revenue increased $1.6 million, or 16%, for the six months ended June 30, 2016, as compared to the same period in the prior year. The increase in cost of revenue for the six-month period in 2016 was primarily driven by higher personnel-related costs of approximately $0.9 million compared to the same period in 2015. We also had increases in amortization of capitalized software costs of approximately $1.0 million.
Operating Expenses:

(amounts in thousands)	Six Months Ended June 30,		Change
	2016	2015	$	%
Operating expenses:
Research and development	$8,314	$7,638	$676	9%
Sales and marketing	6,001	5,026	975	19%
General and administrative	15,199	20,026	(4,827)	(24)%
Total operating expenses	$29,514	$32,690	$(3,176)	(10)%
Research and development expenses.    Research and development expenses increased $0.7 million, or 9%, for the six months ended June 30, 2016, as compared to the same period in the prior year. The increase was driven by higher personnel-related costs of $2.5 million from the expansion of the development team to support continued investment in our platform, offset by a reduction of $2.0 million in share-based compensation expense due to a larger mark-to-market adjustment of awards in 2015, which resulted in higher expense in the six months ended June 30, 2015 as compared to the same period in 2016.
Sales and marketing expenses.    Sales and marketing expense increased $1.0 million, or 19%, for the six months ended June 30, 2016, as compared to the same period in the prior year. The increase in sales and marketing expenses was driven by higher personnel-related costs of approximately $1.0 million from the expansion of our sales and marketing teams and higher commission expense to our sales team of $0.6 million in 2016, due to sales increases collectively. This was offset by a lower share-based compensation expense of $0.9 million due to a larger mark-to-market adjustment of awards in 2015, coupled with reduction in value of milestone based awards, which resulted in higher expense in the six months ended June 30, 2015 as compared to the same period in 2016.
General and administrative expenses.    General and administrative expense decreased $4.8 million, or 24%, for the six months ended June 30, 2016, as compared to the same period in the prior year. This decrease was driven by lower share-based compensation expense of $6.6 million due to a larger mark-to-market adjustment of awards in 2015, which resulted in higher expense in the six months ended June 30, 2015 as compared to the same period in 2016. This was partially offset by increased payroll-related taxes due to exercises of SARs and option awards of approximately $1.1 million and increased professional services expenses associated with the Spin-Off and public company costs of approximately $0.9 million.
Other income and expense:

(amounts in thousands)	Six Months Ended June 30,		Change
	2016	2015	$	%
Other income (expense):
Interest expense	$(44)	$—	$(44)	100%
Interest income	273	276	(3)	(1)%
Total other income (expense)	$229	$276	$(47)	(17)%

Other income and expense decreased $47 thousand for the six months ended June 30, 2016, as compared to the same period in the prior year. This decrease was attributable to interest expense incurred with respect to amounts owed to Liberty under our promissory note, which we entered into in June of 2016, coupled with a decrease in interest earned from the intercompany promissory note due from Liberty, which was fully repaid in June 2016, resulting in less interest earned in 2016, as compared to 2015. On June 28, 2016, the Company entered into a credit agreement governing a revolving line of credit for $125 million (see Note 13 to the accompanying condensed consolidated financial statements).
Income Taxes:

(amounts in thousands)	Six Months Ended June 30,		Change
	2016	2015	$	%
Income tax expense (benefit)	$2,049	$(1,126)	$3,175	nm
Effective tax rate	46%	31%	15%
Income tax expense increased $3.2 million for the six months ended June 30, 2016, as compared to the same period in the prior year. The increase in the income tax expense is primarily due to pre-tax book income of $4.5 million in the six months ended June 30, 2016 as compared to a pre-tax book (loss) of $(3.6) million in the same period in 2015. For each period, actual income tax benefit differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income (loss) before income taxes due primarily to state and local income tax, net of Federal income tax benefits. For the six months ended June 30, 2016, the difference between actual income tax expense and the computed tax is driven primarily by permanent differences in 2016 for nondeductible costs associated with the Spin-Off as well as a mark-to-market benefit which resulted in a higher effective tax rate in 2016 as compared to 2015.
Adjusted EBITDA:

(amounts in thousands)	Six Months Ended June 30,		Change
	2016	2015	$	%
Adjusted EBITDA:
Net income (loss)	$2,434	$(2,485)	$4,919	nm
Depreciation and amortization	4,862	3,723	1,139	31%
Interest (income) expense	(229)	(276)	47	(17)%
Income tax expense (benefit)	2,049	(1,126)	3,175	nm
Share-based compensation expense	6,560	16,818	(10,258)	(61)%
Adjusted EBITDA	$15,676	$16,654	$(978)	(6)%

Adjusted EBITDA decreased approximately $1.0 million, or 6%, for the six months ended June 30, 2016, as compared to the same period in the prior year. For the six months ended June 30, 2016, the decrease was primarily due to an increase in payroll-related taxes on exercises of SARs and options of $1.4 million, coupled with costs associated with professional services associated with the Spin-Off and public company costs of $0.9 million. Further, for the six months ended June 30, 2015, we recognized a benefit for sales tax of $0.6 million that did not occur in the same period in the current year. This was offset by increased operating profit on higher revenues for the six months ended June 30, 2016 as compared to the same period in the prior year.
The primary driver of the change in share-based compensation expense is the mark-to-market adjustment, primarily generated by the change in underlying share value, for each period. For the six months ended June 30, 2015, the estimated share-price input, based on an internal valuation using the assistance of a third-party advisory firm, discounted cash flow projections and comparable market valuations, increased and resulted in expense. For the three months ended March 31, 2016, the estimated share-price input, based on an internal valuation using the assistance of a third-party advisory firm, discounted cash flow projections and comparable market valuations, increased and resulted in expense. For the three months ended June 30, 2016, the estimated share-price input was based on the market value of CommerceHub's Series C common stock traded immediately following the Spin-Off, which decreased as compared to our most recent internal valuation and resulted in a reduction to expense.
Liquidity and Capital Resources

(amounts in thousands)	Six Months Ended June 30,		Change
	2016	2015	$	%
Net cash provided by (used in):
Operating activities	$(65,265)	$12,030	$(77,295)	nm
Investing activities	28,740	(24,983)	53,723	nm
Financing activities	$24,137	$(144)	$24,281	nm

Historically, the cash we generate from operations has been sufficient to fund our working capital requirements and capital expenditures. For the six-month period ended June 30, 2016, cash flow from operations includes payments made to employees for share-based awards. As a result of exercises of share-based awards during 2016 (see Note 11 to the accompanying condensed consolidated financial statements), the Company made payments of approximately $85.9 million, reducing the share-based compensation liability. To fund these payments, in addition to existing cash balances and cash from operations, the Company used funds from the repayment of the intercompany funding arrangement and borrowings on the intercompany funding arrangement described in note 8 to the accompanying unaudited condensed consolidated financial statements. Subsequent to the Spin-Off, we will settle share-based arrangements using shares of our equity issuable under stock plans that were adopted at the time of the Spin-Off.
Cash Flow from Operating Activities
Net cash from operating activities decreased $77.3 million for the six months ended June 30, 2016, as compared to the same period in the prior year. As discussed above, the primary driver for the decrease was increased cash payments for the settlement of share-based awards of $83.7 million and amounts paid in settlement of obligations due to Parent of $14.0 million. This was partially offset by the improvement in net income of $4.9 million and the increase in non-cash expenses (depreciation, amortization, share-based compensation and deferred income taxes) of $17.4 million and reductions in working capital related accounts of $1.9 million.
Cash Flow from Investing Activities
Cash flow from investing activities increased approximately $53.7 million for the six months ended June 30, 2016, as compared to the same period in the prior year. This increase was primarily attributable to collection of amounts owed to us by Liberty under the intercompany note in the amount of $36.4 million, which was fully repaid in June 2016. Amounts collected were used to fund our operating cash outflows associated with the settlement of share based awards. The increase in cash flow from investing activities was also attributable to use of cash of $20.2 million for the acquisition of Mercent during the first quarter of 2015. This increase was partially offset by increased cash outflows for property and equipment purchases of $1.7 million, primarily associated with $2.4 million in leasehold improvements and outfitting of our new corporate headquarters, and increased additions of capitalized software of $1.2 million in 2016 as compared to the same period in the prior year.
Cash Flow from Financing Activities
Cash flow from financing activities increased $24.3 million for the six months ended June 30, 2016. This increase was primarily driven by the borrowings on our intercompany funding arrangement of $28.7 million to fund our operating cash outflows associated with the settlement of share-based awards. This was partially offset by increased cash outflows for share repurchases of $3.4 million associated with our Liquidity Program and payments of debt issuance costs associated with our new credit agreement of $1.0 million.

Adjusted Financial Information Giving Effect to the Spin-Off
The following table sets forth certain of our (i) condensed consolidated financial information as of June 30, 2016 and (ii) adjusted condensed consolidated financial statements assuming the Spin-Off was effective on June 30, 2016, including significant events or transactions that took place between June 30, 2016 and the Spin-Off (amounts in thousands). Our historical financial statements as of and the period ended June 30, 2016 for CommerceHub are included elsewhere in this quarterly report. Refer to the notes to the accompanying condensed consolidated financial statements for further discussion of these activities.

	June 30, 2016
	Historical	As Adjusted
Cash and cash equivalents (1)	$6,949	$21,034
Due from Parent (2)	7,234	—
Deferred income taxes (3)	19,612	11,712
All other assets (4)	58,121	58,121
Total assets	$91,916	$90,867

Share-based compensation liability (5)	$13,243	$—
Note payable - Parent (2)	28,664	—
Long-term debt (6)	—	50,000
All other liabilities (4)	20,532	20,532
Total liabilities	62,439	70,532
Common stock	—	427
Additional paid-in capital (7)	—	13,325
Parent investment (7)	22,894	—
Retained earnings	6,583	6,583
Total equity	29,477	20,335
Total liabilities and equity	$91,916	$90,867

(1) The table below is a reconciliation of the primary cash inflows and outflows from June 30, 2016 through the Spin-Off (amounts in thousands). This table excludes normal course of business working capital changes and investing cash flows during this period as all other assets and liabilities are assumed the same as of June 30, 2016 and at Spin-Off.

Cash and cash equivalents as of June 30, 2016	$6,949
Borrowings under our credit facility	50,000
Repayment of Note payable - Parent	(28,664)
Payment of dividend to common shareholders	(18,854)
Payment of dividend to preferred shareholders	(876)
Collection of amounts due from Parent	7,234
Contribution from Parent	6,000
Payment of stock compensation exercise obligations (8)	(755)
As Adjusted cash and cash equivalents	$21,034

(2) Amounts due to and due from our Parent under our funding arrangements were fully repaid and collected on July 20, 2016.

(3) Federal NOLs of $7.9 million were forfeited per the tax sharing agreement and recorded as a reduction to deferred income taxes and additional paid in capital in July 2016.

(4) All other assets and liabilities are assumed the same as of June 30, 2016 and at Spin-off.

(5) The Spin-Off is a restructuring event which resulted in a modification of the terms and conditions of the outstanding equity awards. As a result of this modification, these awards will be accounted for as equity-based awards immediately following the Spin-Off and as such, were reclassified from share-based compensation liability to additional paid in capital.

(6) We borrowed under our credit facility to fund the cash outflows associated with repaying our note payable due to Parent, dividends to holders of common and preferred stock, and other working capital needs.

(7) The following is a reconciliation of the changes to Parent's investment and additional paid-in capital from June 30, 2016 through the Spin-Off (amounts in thousands):

Parent's investment as of June 30, 2016	$22,894
Common stock issued (par value)	(427)
Remaining share-based compensation liability (8)	12,488
NOLs forfeited under tax sharing agreement with Parent	(7,900)
Contribution from Parent	6,000
Dividends paid	(19,730)
As Adjusted additional paid-in capital balance	$13,325

(8) The remaining share-based compensation liability at the time of Spin-Off was reduced from June 30, 2016 by $755 thousand in payments to settle certain awards in July 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the normal course of business due to our ongoing investing and financial activities and the conduct of operations in different foreign countries. Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings.

We are exposed to changes in interest rates primarily as a result of our borrowings used to maintain liquidity and to fund business operations. The amount of our long-term debt is expected to vary as a result of future requirements, cash generation, market conditions and other factors.

Although not significant, we have revenue, expenses, assets and liabilities that are denominated in currencies other than the U.S. dollar, including British pound sterling and Canadian dollars. As we expand internationally, our results of operations and cash flows will be impacted by foreign currency fluctuations. We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.

Item 4. Controls and Procedures

As we are an emerging growth company and a newly public company, we have not prepared a formal management’s report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, nor have we engaged an independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our condensed consolidated financial statements. Our compliance with Section 404 of the Sarbanes-Oxley Act will first be subject to management’s assessment regarding internal control over financial reporting in connection with the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2017 (assuming we are no longer an emerging growth company at such time).

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2016 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

We have identified a material weakness in our internal control over financial reporting relating to the processes and controls to properly identify and account for transactions of a complex and non-routine nature. We are taking active steps towards fully remediating the material weakness through the hiring of appropriate individuals, including a Chief Accounting Officer whose employment with our Company commenced in May 2016 and who is responsible for identifying the staffing and resource needs of our Company required to remediate the material weakness. In July 2016 we also hired an SEC Reporting and Technical Accounting Manager who is responsible for external reporting requirements and review of non-routine or complex transactions. We are working to remediate the material weakness as quickly and efficiently as possible and expect that this will occur by the end of fiscal 2016. Notwithstanding the material weaknesses described above, our management has concluded that the financial statements included elsewhere in this quarterly report on Form 10-Q present fairly, in all material respects, our financial position, results of operation and cash flows in conformity with generally accepted accounting principles.

Effective June 16, 2016, Mark Greenquist was hired as Chief Financial Officer of Commerce Technologies, Inc. and immediately prior to the Spin-Off was appointed Chief Financial Officer and Treasurer of the Company.

Changes in Internal Control over Financial Reporting

In addition, other than the items noted above, no changes occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended  June 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 1A - Risk Factors

In addition to information set forth in this report, you should carefully consider the factors discussed in the Registration Statement. There have been no material changes to the risk factors previously disclosed in our Registration Statement on Form S-1.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults on Senior Securities
None.

Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.

Item 6. Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Exhibit Description
Ex. 4.1
Credit Agreement, dated as of June 28, 2016, among Commerce Technologies, Inc. (to be merged into Commerce Technologies, LLC), Holdings party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, SunTrust Bank and KeyBank National Association, as Co-Syndication Agents (incorporated by reference to Exhibit 4.4 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-210508), as filed on July 14, 2016 (the “S-1/A No. 3”)).

Ex. 4.2	Joinder Agreement, dated July 22, 2016, between CommerceHub, Inc. and JPMorgan Chase Bank, N.A.*
Ex. 10.1	Executive Employment Agreement, dated effective as of June 28, 2016, by and between Commerce Technologies, Inc. and Francis Poore (incorporated by reference to Exhibit 10.11 to the S-1/A No. 3).
Ex. 10.2
Release and Separation Agreement by and between Commerce Technologies, Inc. and Bob Marro (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-210508), as filed on June 28, 2016 (the “S-1/A No. 2”)).

Ex. 10.3	Offer Letter, dated May 23, 2016, between Commerce Technologies, Inc. and Mark Greenquist (incorporated by reference to Exhibit 10.15 to the S-1/A No. 2).
Ex. 31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.*
Ex. 31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.*
Ex. 32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
Ex. 32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
Ex. 101.INS	XBRL Instance Document*
Ex. 101.SCH	XBRL Taxonomy Extension Schema Document*
Ex. 101.CAL	XBRL Taxonomy Calculation Linkbase Document*
Ex. 101.LAB	XBRL Taxonomy Label Linkbase Document*
Ex. 101.PRE	XBRL Taxonomy Presentation Linkbase Document*
Ex. 101.DEF	XBRL Taxonomy Definition Document*
_______________________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCEHUB, INC.
(Registrant)

Date:	August 22, 2016	/ S / FRANCIS POORE
Francis Poore President and Chief Executive Officer (Principal Executive Officer)

Date:	August 22, 2016	/ S / MARK GREENQUIST
Mark Greenquist Chief Financial Officer (Principal Financial Officer)

Date:	August 22, 2016	/ S / MICHAEL TRIMARCHI
Michael Trimarchi Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
Ex. 4.1
Credit Agreement, dated as of June 28, 2016, among Commerce Technologies, Inc. (to be merged into Commerce Technologies, LLC), Holdings party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, SunTrust Bank and KeyBank National Association, as Co-Syndication Agents (incorporated by reference to Exhibit 4.4 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-210508), as filed on July 14, 2016 (the “S-1/A No. 3”)).

Ex. 4.2	Joinder Agreement, dated July 22, 2016, between CommerceHub, Inc. and JPMorgan Chase Bank, N.A.*
Ex. 10.1	Executive Employment Agreement, dated effective as of June 28, 2016, by and between Commerce Technologies, Inc. and Francis Poore (incorporated by reference to Exhibit 10.11 to the S-1/A No. 3).
Ex. 10.2
Release and Separation Agreement by and between Commerce Technologies, Inc. and Bob Marro (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-210508), as filed on June 28, 2016 (the “S-1/A No. 2”)).

Ex. 10.3	Offer Letter, dated May 23, 2016, between Commerce Technologies, Inc. and Mark Greenquist (incorporated by reference to Exhibit 10.15 to the S-1/A No. 2).
Ex. 31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.*
Ex. 31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.*
Ex. 32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
Ex. 32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
Ex. 101.INS	XBRL Instance Document*
Ex. 101.SCH	XBRL Taxonomy Extension Schema Document*
Ex. 101.CAL	XBRL Taxonomy Calculation Linkbase Document*
Ex. 101.LAB	XBRL Taxonomy Label Linkbase Document*
Ex. 101.PRE	XBRL Taxonomy Presentation Linkbase Document*
Ex. 101.DEF	XBRL Taxonomy Definition Document*
_______________________
* Filed herewith.
** Furnished herewith.