Form 10-Q
period 2016-09-30
CommerceHub, Inc.
filed 2016-11-08
CIK 1665658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Registrant's telephone number, including area code: (518) 810-0700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of CommerceHub, Inc. common stock as of November 1, 2016 was:

	Series A	Series B	Series C
CommerceHub, Inc. common stock:	13,522,640	711,992	28,615,203

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
COMMERCEHUB, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$17,608	$19,337
Accounts receivable, net of allowances of $500 and $239, respectively	10,259	16,472
Prepaid income taxes	950	—
Prepaid expenses and other current assets	1,990	1,048
Total current assets	30,807	36,857
Note receivable—Parent	—	36,107
Capitalized software, net	7,460	7,189
Deferred services costs	5,157	4,956
Property and equipment, net	7,935	6,706
Intangibles, net	438	1,750
Goodwill	21,410	21,410
Deferred income taxes	11,045	38,825
Other long-term assets	1,209	—
Total assets	$85,461	$153,800

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$3,631	$3,982
Accrued payroll and related expenses	5,952	5,538
Due to Parent	—	9,112
Income taxes payable	1,760	—
Deferred revenue	5,085	4,490
Share-based compensation liability	—	94,427
Total current liabilities	16,428	117,549
Deferred revenue, long-term	7,521	7,532
Share-based compensation liability, long-term	—	1,786
Long-term debt	41,000	—
Total liabilities	64,949	126,867
Equity:
Preferred stock, $0.01 par value. Authorized shares of 50,000,000; 0 shares issued and outstanding at September 30, 2016	—	—
Series A common stock, $0.01 par value. Authorized shares 40,000,000; 13,521,949 shares issued and outstanding at September 30, 2016	135	—
Series B common stock, $0.01 par value. Authorized shares 1,500,000; 711,992 shares issued and outstanding at September 30, 2016	7	—
Series C common stock, $0.01 par value. Authorized shares 83,000,000; 28,613,837 shares issued and outstanding at September 30, 2016	286	—
Parent's investment	—	22,784
Additional paid-in capital	12,791	—
Retained earnings	7,293	4,149
Total equity	20,512	26,933
Total liabilities and equity	$85,461	$153,800
   See accompanying notes to these condensed consolidated financial statements

COMMERCEHUB, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue, including related party revenue of $1,165, $1,172, $4,526, and $4,315, respectively (note 8)	$22,478	$19,695	$67,671	$58,343
Cost of revenue	5,737	6,332	17,162	16,177
Gross profit	16,741	13,363	50,509	42,166
Operating expenses:
Research and development	5,077	3,378	13,391	11,016
Sales and marketing	3,023	2,808	9,024	7,834
General and administrative	8,008	8,475	23,207	28,501
Total operating expenses	16,108	14,661	45,622	47,351
Income (loss) from operations	633	(1,298)	4,887	(5,185)
Other (expense) income:
Interest expense	(361)	—	(405)	—
Interest income	—	156	273	432
Total other (expense) income	(361)	156	(132)	432
Income (loss) before income taxes	272	(1,142)	4,755	(4,753)
Income tax expense (benefit)	(438)	(521)	1,611	(1,647)
Net income (loss)	710	(621)	3,144	(3,106)
Total comprehensive income (loss)	$710	$(621)	$3,144	$(3,106)

Earnings (loss) per share:
Basic	$0.02	$(0.01)	$0.07	$(0.07)
Diluted	$0.02	$(0.01)	$0.07	$(0.07)

Shares used in computing earnings (loss) per share:
Basic	42,773	42,703	42,773	42,703
Diluted	43,559	42,703	43,559	42,703
   See accompanying notes to these condensed consolidated financial statements

COMMERCEHUB, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$3,144	$(3,106)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	7,315	5,715
Amortization of debt issuance costs	55	—
Share-based compensation expense	8,753	24,332
Deferred income taxes	17,015	(9,503)
Bad debt expense	695	240
Accrued interest income	(273)	(432)
Loss on disposal of long-term assets	160	—
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	5,667	5,577
Prepaid expenses and other assets	(956)	(267)
Prepaid income taxes	(950)	—
Deferred costs	(201)	(841)
Deferred revenue	266	2,058
Accounts payable and accrued expenses	479	(2,679)
Accrued payroll and related expenses	416	2,082
Income taxes payable	1,760	—
Share-based compensation liability payments	(86,684)	(3,619)
Parent receivables and payables, net	(9,112)	(260)
Net cash (used in) provided by operating activities	(52,451)	19,297

Cash flows from investing activities:
Purchases of property and equipment	(4,513)	(3,555)
Additions to capitalized software	(3,963)	(4,435)
Acquisition of business, net of cash acquired	—	(20,225)
Collection of note receivable - Parent	36,380	—
Net cash provided by (used in) investing activities	27,904	(28,215)

Cash flows from financing activities:
Borrowings on revolver	50,000	—
Payments on revolver	(9,000)	—
Cash paid for debt issuance costs	(1,100)	—
Purchase of treasury stock	(3,600)	(164)
Cash received from exercise of stock options	248	26
Borrowings on note payable - Parent	28,664	—
Payments on note payable - Parent	(28,664)	—
Contribution from Parent	6,000	—
Dividends paid to Parent	(19,730)	—
Net cash provided by (used in) financing activities	22,818	(138)
Currency effect on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	(1,729)	(9,056)

Cash and cash equivalents, beginning of period	19,337	26,385
Cash and cash equivalents, end of period	$17,608	$17,329

Supplemental disclosure of non-cash investing and financing activities:
Contractual obligations for acquisition of capitalized software	$58	$—
See accompanying notes to these condensed consolidated financial statements

COMMERCEHUB, INC.
Condensed Consolidated Statement of Equity
(In thousands, except share data)
(Unaudited)

	Common Stock
	Series A	Series B	Series C	Amount	APIC	Parent's Investment	Retained Earnings	Total Equity
Balance at January 1, 2016	—	—	—	$—	$—	$22,784	$4,149	$26,933
Net income (loss)							3,144	3,144
Exercise of stock options						73		73
Contribution from Parent						6,000		6,000
Dividends paid to Parent						(19,730)		(19,730)
Change in capitalization in connection with the Spin-Off	13,522,288	711,992	28,468,562	427	8,700	(9,127)		—
Issuance of minority shares			109,354	1	(1)			—
Share-based compensation expense					2,193			2,193
Reclassification of share-based compensation liability					12,489			12,489
Forfeiture of net operating losses to Parent					(10,765)			(10,765)
Exercise of stock options			36,503	—	175			175
Issuance of restricted stock units	2		7	—	—			—
Cancellation of restricted shares	(341)		(589)	—	—			—
Balance at September 30, 2016	13,521,949	711,992	28,613,837	$428	$12,791	$—	$7,293	$20,512
See accompanying notes to condensed consolidated financial statements.

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 - Description of Business
CommerceHub, Inc. ("CommerceHub", the "Company", "us", "we", and "our") was founded in 1997 and is headquartered in Albany, New York. The Company operates as a single segment and specializes in the electronic integration of supply chains for e-commerce fulfillment. CommerceHub's platform includes supply, demand, and delivery solutions which provide our customers with a single platform to source and market the products consumers desire and to have those products delivered more rapidly to the consumer's doorstep.
Recent Events
Spin-Off from Liberty Interactive Corporation
During November 2015, the board of directors of Liberty Interactive Corporation, our former parent company ("Liberty" or "Parent"), authorized a plan to distribute to the holders of Liberty's Series A and Series B Liberty Ventures common stock, shares of CommerceHub, Inc. (the "Spin-Off"), a newly formed Delaware corporation that, pursuant to an internal restructuring, effective July 21, 2016 became the parent of Commerce Technologies, LLC, a Delaware limited liability company that, as a result of the restructuring, is the successor to Commerce Technologies, Inc. ("CTI"), the entity through which CommerceHub transacted prior to the Spin-Off. The Spin-Off was completed on July 22, 2016 and was effected as a pro rata dividend of shares of CommerceHub to the stockholders of Series A and Series B Liberty Ventures common stock of Liberty. The Spin-Off was structured to be tax-free.
Following the Spin-Off, CommerceHub now operates as a stand-alone publicly traded company, and neither Liberty nor CommerceHub has any stock ownership, beneficial or otherwise, in the other. In connection with the Spin-Off, CommerceHub entered into certain agreements (effective the date of the Spin-Off) with Liberty and/or Liberty Media Corporation ("Liberty Media"), which are further discussed in Note 8 to these condensed consolidated financial statements. In July 2016, the Company had cash inflows and outflows in conjunction with the Spin-Off, which include:

•	Borrowed $50.0 million under our credit facility (see Note 13) to fund cash outflows described below;

•	Fully repaid our note payable due to Liberty, including accrued interest, of $28.7 million and amounts due for state taxes paid of $1.3 million;

•	Paid a dividend of $18.9 million to the holders of CTI common stock, including Parent, and $0.9 million to a Parent, as holders of CTI preferred shares on the record date for the Spin-Off;

•	Collected amounts due from Liberty for federal tax benefits of $8.5 million (see Note 12 for further discussion of tax related transactions that occurred in connection with the Spin-Off); and

•	Received a contribution from Liberty of $6.0 million to compensate the Company for the dilution associated with Parent equity awards.
Note 2 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of CommerceHub, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP. We have included all normal recurring adjustments considered necessary to give a fair presentation of our financial position, results of comprehensive income (loss) and cash flows, and changes in equity for the interim periods shown. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2015 consolidated balance sheet data was derived from our audited financial statements at that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained within Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-210508) filed with the Securities and Exchange Commission (the "SEC") on July 14, 2016 and declared effective on July 15, 2016 (the "Registration Statement").

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Use of Estimates
Preparing these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.
Reclassifications
We made certain reclassifications to our condensed consolidated financial statements which include reclassifying certain sales taxes, in the amounts of $26 thousand and $492 thousand for the three- and nine-month periods ended September 30, 2015, respectively, from cost of revenue to sales and marketing to comply with our current policy for presenting such costs.
Note 3 - Significant Accounting Policies
During the nine months ended September 30, 2016, there were no material changes in our significant accounting policies. Please see Note 3 to our consolidated financial statements included in the Registration Statement, for additional information regarding our significant accounting policies.
Note 4 - Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" (Topic 606) ("ASU 2014-09"). This topic provides for five principles which should be followed to determine the appropriate amount and timing of revenue recognition for the transfer of goods and services to customers. The principles in ASU 2014-09 should be applied to all contracts with customers regardless of industry. The amendments in ASU 2014-09 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with two transition methods of adoption allowed. Early adoption for reporting periods prior to December 15, 2016 is not permitted. In March 2015, the FASB voted to defer the effective date by one year, but to allow adoption as of the original adoption date. In May 2016, FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers" (Topic 606) Principal versus Agent Considerations, (Reporting Revenue Gross versus Net). This update was to further clarify the implementation guidance on principal versus agent considerations in the previously issued ASU No. 2014-09. ASU No. 2016-08 has no impact on the adoption date of the previously issued update. We are evaluating the financial statement impacts of the guidance in ASU 2014-09 and determining which transition method we will utilize.
In February 2016, the FASB issued ASU No. 2016-02 "Leases" (Topic 842) ("ASU No. 2016-02"). This topic provides that a lessee should recognize the assets and liabilities that arise from leases. Topic 842 requires an entity to separate the lease components from the nonlease components in a contract. This ASU intended to improve financial reporting about leasing transactions. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018. We are evaluating the financial statement impact this update will have on the consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"), which is intended to improve the accounting for share-based payment transactions as part of the FASB's simplification initiative. ASU No. 2016-09 changed the aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. We are evaluating the financial statement impact this update will have on the consolidated financial statements.
Note 5 - Earnings (Loss) Per Share
For all periods prior to the Spin-Off, basic and diluted earnings (loss) per common share is computed by dividing net income (loss) for the respective period by 42,702,842 common shares, which is the aggregate number of 13,522,288 shares of Series A common stock, 711,992 shares Series B common stock, and 28,468,562 shares of Series C common stock issued upon completion of the Spin-Off on July 22, 2016.

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The shares used in the calculation of diluted earnings per share for periods prior to the Spin-Off exclude the following issuances, which occurred following the Spin-Off and subsequent to such periods (a) 109,354 shares of common stock issued to pre-Spin-Off minority shareholders of CTI; and (b) 7,362,933 outstanding awards to purchase shares of our common stock.

For all periods occurring after the Spin-Off, basic earnings (loss) per common share is computed by dividing net income (loss) for the respective period by the weighted average number of common shares outstanding for the period beginning at the Spin-Off through the last day of the reporting period. Diluted earnings (loss) per share gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, and performance share units during that period.
The following table sets forth net income (loss) and the basic and diluted shares used to calculate earnings per share for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$710	$(621)	$3,144	$(3,106)

Basic - weighted average shares outstanding	42,773	42,703	42,773	42,703
Effect of dilutive potential securities	786	—	786	—
Diluted - weighted average shares outstanding	43,559	42,703	43,559	42,703

Anti-dilutive securities	5,034	—	5,034	—
The shares used in the calculation of diluted earnings per share for periods following the Spin-Off exclude (a) options to purchase shares where the exercise price was greater than the average market price of common shares for the period, using the treasury-stock method, and therefore the effect of the inclusion would be anti-dilutive and (b) performance share units where the performance criteria has not been met as of the reporting date.
Note 6 - Acquisition of Mercent Corporation
On January 8, 2015, the Company acquired 100% of the shares of Mercent Corporation ("Mercent"), an online marketing technology and service company that helps merchants optimize performance across online channels, for total cash consideration of approximately $20.2 million, net of cash acquired.
During the nine-month period ended September 30, 2015, the Company incurred transaction-related costs of approximately $166 thousand, which are included in general and administrative expenses. No additional transaction-related costs were incurred in the nine-month period ended September 30, 2016.
Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value, as follows (in thousands):

Cash	$41
Accounts receivable	2,559
Prepaid expenses	87
Property and equipment	336
Customer relationships	2,000
Developed software technology	1,500
Deferred tax assets	3,580
Goodwill	12,390
Accounts payable and accrued expenses	(2,015)
Deferred revenue	(212)
20,266
Methodologies used in valuing the intangible assets included, but were not limited to, the multiple period excess earnings method for developed software technology and customer relationships. The excess of the purchase price over the total net identifiable assets has been recorded as goodwill, which includes synergies expected from the expanded service capabilities and the value of the assembled work force. For federal income tax purposes, the transaction is treated as a stock acquisition and the goodwill is not deductible.

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 - Concentrations of Significant Customers and Credit Risk
Our revenue model, in large part, is based on retailer and supplier program relationships whereby many supplier transactions may be attributable to a single retailer. Significant customer concentrations contemplate the total program revenues (retailers and related suppliers) and receivables generated by these customers. In each of the nine-month periods ended September 30, 2016 and September 30, 2015, one customer's total program revenues accounted for more than 10% of total revenue. No customer represented more than 10% of accounts receivable at September 30, 2016.
Note 8 - Related Party Transactions
(a)   Transactions with QVC
We provide our solutions to QVC, Inc. (“QVC”), which is a wholly owned subsidiary of Liberty. For future reporting on periods that do not include pre-Spin-Off periods, we do not expect QVC to be a related person of CommerceHub because neither Liberty nor CommerceHub has any stock ownership, beneficial or otherwise, in the other following the Spin-Off.
For each of the nine-month periods ended September 30, 2016 and 2015, total program revenues with QVC (including QVC and suppliers transacting with QVC on our platform) accounted for approximately 7% of total revenue. We had receivables relating to ordinary business with QVC of approximately $248 thousand and $511 thousand at September 30, 2016 and December 31, 2015, respectively.
(b)   Transactions with Liberty
In previous periods, we had outstanding a promissory note as a lender to Liberty, presented as note receivable - Parent on the condensed consolidated balance sheets. This note carried an interest rate based on one-year LIBOR plus 100 basis points. In the three months ended June 30, 2016, Liberty fully repaid amounts outstanding of $36.4 million pursuant to this promissory note, including accumulated interest of $2.4 million.
During June 2016, to assist the Company in meeting its financial obligations under the SAR Plan and Liquidity Program (see Note 11), the Company entered into a funding arrangement with Liberty pursuant to a previously established intercompany funding agreement, under which Liberty agreed to loan the Company cash at current market interest rates, or make additional equity investments in common stock. During the three-months ended September 30, 2016, amounts outstanding pursuant to this arrangement, including accumulated interest, were repaid to Liberty by the Company using borrowings under our credit facility (see Note 13). The funding agreement between the Company and Liberty was terminated as of the Spin-Off.
CommerceHub entered into certain agreements (effective July 22, 2016) with Liberty and/or Liberty Media, including a reorganization agreement, a services agreement and a tax sharing agreement. The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Spin-Off, certain conditions to the Spin-Off and provisions governing the relationship between CommerceHub and Liberty with respect to and resulting from the Spin-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and CommerceHub and other agreements related to tax matters. Pursuant to the services agreement, Liberty Media provides CommerceHub with general and administrative services including legal, tax, accounting, treasury and investor relations support related to necessary public-company functions. CommerceHub must reimburse Liberty Media for direct, out-of-pocket expenses incurred by Liberty Media in providing these services, and CommerceHub will pay a services fee to Liberty Media under the services agreement. Liberty Media and CommerceHub will evaluate all charges under the services agreement for reasonableness on a quarterly basis and make such adjustments to these charges as the parties mutually agree. Amounts owed to Liberty at September 30, 2016 of $446 thousand in connection with these agreements is included in accounts payable and accrued expenses on the condensed consolidated balance sheet.

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9 - Capitalized Software Costs
Capitalized software costs, net is comprised of the following (in thousands):

	September 30, 2016	December 31, 2015
Capitalized software costs	$42,051	$41,120
Less accumulated amortization	(34,591)	(33,931)
Capitalized software costs, net	$7,460	$7,189
Amortization expense related to capitalized software costs is included in cost of revenue and was approximately $3.8 million and $2.4 million for the nine-month periods ended September 30, 2016 and 2015, respectively.
Future amortization expense of existing capitalized software costs as of September 30, 2016 is expected to be as follows for the years ending December 31, (in thousands):

Remainder of 2016	$1,262
2017	4,290
2018	1,737
2019	171
2020 and thereafter	—
$7,460
Note 10 - Intangible Assets
Intangibles assets acquired as of September 30, 2016 and December 31, 2015, respectively, are as follows (in thousands):

September 30, 2016	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	2.0	$1,500	$(1,312)	$188
Customer relationships	2.0	2,000	(1,750)	250
Total		$3,500	$(3,062)	$438

December 31, 2015	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	2.0	$1,500	$(750)	$750
Customer relationships	2.0	2,000	(1,000)	1,000
Total		$3,500	$(1,750)	$1,750
Amortization expense related to intangible assets was $1.3 million for the nine-month periods ended September 30, 2016 and 2015. Future amortization expense for intangible assets as of September 30, 2016 is $438 thousand, and is expected to be recognized during the remainder of 2016.
Note 11 - Share-Based Awards
The Company grants, to certain of its employees, board members and consultants, awards to purchase shares of its common stock. Prior to the Spin-Off, the Company's share-based awards consisted of stock options and stock appreciation rights ("SARs") (collectively, "CommerceHub Options and SARs"). Some of these awards contain service conditions (typically 4 years) and some of these awards contain both service- and milestone-based conditions.

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Included in the condensed consolidated statements of comprehensive income (loss) are the following amounts of share-based compensation (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$(49)	$806	$(207)	$1,383
Research and development	584	1,215	1,697	4,347
Sales and marketing	103	870	704	2,411
General and administrative	1,555	4,623	6,559	16,191
	$2,193	$7,514	$8,753	$24,332
The Company estimates the fair value of the stock options and SARs granted using a Black-Scholes pricing model. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from the Company's estimates, such amounts are recorded as an adjustment in the period estimates are revised.
In valuing share-based awards, significant judgment is required in determining the fair value of the Company's share price, the expected volatility of common stock, and the expected term individuals will hold their share-based awards prior to exercise. With the assistance of an independent third-party advisory firm, for the three and nine months ended September 30, 2015 and the three months ended March 31, 2016, we estimated share-price based on an internal valuation using income and market based approaches. For the three months ended June 30, 2016, the estimated share-price input was based on the fair market value of CommerceHub's Series C common stock traded immediately following the Spin-Off. For awards granted subsequent to the Spin-Off, the share-price input is based on the closing price of our Series C common stock on the date of grant. Expected volatility of the stock is based on the Company's peer group in the industry in which the Company does business because the Company does not have sufficient historical volatility data for its own stock. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior.
Additionally, the Black-Scholes pricing model requires the input of other assumptions, including the risk-free interest rate and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of the Company's share-based awards. The Company assumed a zero dividend yield as, following the Spin-Off, we do not expect to pay any cash dividends in the foreseeable future.
Prior to the Spin-Off all of the Company's share-based awards were classified as liability awards as the SARs could have been settled in cash and the stock options could have been settled in cash at the option of the holder under the Liquidity Program as discussed below. The Company measured the cost of services received in exchange for a liability classified award based on the current fair value of the award, and remeasured the fair value of the award at each reporting date.
In connection with the Spin-Off, the outstanding CTI equity incentive awards were adjusted, such that each holder of an option award or a SAR with respect to shares of CTI common stock received an option award to purchase shares of our Series C common stock, with the exercise price and number of shares subject to such new option awards based on the exercise price of and number of shares subject to the original CTI option or original SAR and the exchange ratio used in the internal restructuring with respect to the CTI minority holders. On July 22, 2016, 45,450 options and 2,042,220 SARs then-outstanding were converted to 99,151 options and 4,455,460 options to purchase shares of our Series C common stock, respectively.
Unlike the original CommerceHub Options and SARs, which were able to be settled in cash prior to completion of the Spin-Off, the new option awards resulting from the conversion of the original CommerceHub Options and SARs may only be settled in shares of CommerceHub's Series C common stock. Except as described above, the terms of these new option awards (including, for example, the vesting terms thereof) are, in all material respects, the same as those of the corresponding original option or SAR award.
Additionally, our internal restructuring in connection with the Spin-Off resulted in a modification of the terms and conditions of the outstanding equity awards upon the Spin-Off, and the classification of the awards from liability to equity awards. As of the July 21, 2016 modification date, the Company performed a fair value analysis of the awards immediately before and immediately after the restructuring. As the Company’s pre-Spin-Off share-based award plans (further described below) contained antidilution provisions, there was no incremental fair value or compensation expense as a result of the restructuring. The fair value of these awards immediately before and immediately after the Spin-Off was approximately $12.5 million. The value of these awards at the time of the restructuring was reclassified from share-based compensation liability to

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

additional paid in capital. The remaining unvested compensation expense is recognized over the remaining service period or, for those awards with milestone-based conditions, the period in which such milestones are expected to be achieved.
There were 344,456 new Parent option awards (as defined below) to purchase shares of our Series A common stock, with a weighted average exercise price of $7.42, outstanding at September 30, 2016. There was no other activity subsequent to the Spin-Off related to these awards and there is no unrecognized compensation cost related to awards to purchase shares of our Series A common stock as these awards are held by employees of Liberty and any related compensation expense is incurred by Liberty.
There were 172,882 new Parent option awards to purchase shares of our Series B common stock, with a weighted average exercise price of $11.89, outstanding at September 30, 2016. There was no other activity subsequent to the Spin-Off related to these awards and there is no unrecognized compensation cost related to awards to purchase shares of our Series B common stock as these awards are held by an employee of Liberty and any related compensation expense is incurred by Liberty.
The following table summarizes the share-based award activity of options to purchase shares of our Series C under the Legacy Stock Appreciation Rights Plan and Legacy Stock Option Plans (as further described below) from the time of Spin-Off through the last day of the reporting period:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
			(in years)	(in thousands)
CommerceHub Options and SARs outstanding at Spin-Off	5,811,150	$12.81
Grants	48,281	$14.85
Exercised	(33,738)	$4.81
Forfeited	(139,628)	$10.17
Outstanding at September 30, 2016	5,686,065	$12.94	8.47	$18,543
Exercisable at September 30, 2016	280,000	$4.93	5.05	$3,074
As of September 30, 2016, unrecognized compensation cost related to options to purchase shares of Series C common stock was approximately $18.5 million, including $0.6 million related to milestone-based awards, and is expected to be recognized over a weighted average remaining vesting period of approximately 2.81 years.
The following table summarizes the share-based award activity of options to purchase shares of our Series C under the Transitional Stock Adjustment Plan (as further described below) from the time of Spin-Off through the last day of the reporting period:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
			(in years)	(in thousands)
New Parent option awards outstanding at Spin-Off	1,032,817	$8.87
Grants	—	$—
Exercised	(2,765)	$4.62
Forfeited	—	$—
Outstanding at September 30, 2016	1,030,052	$8.88	4.26	$7,242
Exercisable at September 30, 2016	549,978	$6.30	2.96	$5,284
The new Parent option awards outstanding do not carry unrecognized compensation cost, as any related compensation expense is incurred by Liberty. The activity of the new Parent RSUs and new Parent restricted stock awards under the Transitional Stock Adjustment Plan from the time of Spin-Off through the last day of the reporting period was not material during the period.

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Share-based award plans pre-Spin-Off
1999 Plan
During 1999, the Company adopted an incentive and nonqualified stock option plan (the "1999 Plan"). The 1999 Plan authorized grants of options to purchase up to 4,000,000 shares of authorized but unissued common stock. Options granted under the 1999 Plan were to vest over a period of four years and expire ten years from the date of grant. No shares of common stock are available for grants, or have been available for grants under the 1999 Plan, since September 2009 when the 1999 Plan expired.
Liquidity Program
During 2006, the Compensation Committee of CTI adopted a stock option liquidity program (the "Liquidity Program") for eligible holders of stock options and certain eligible common shares (shares issued as a result of an option exercise). The Liquidity Program provided eligible option holders and stockholders the ability to tender their vested options or sell their eligible common shares in exchange for cash payment. Eligible option holders and stockholders had the opportunity to tender eligible options or shares at any time except for when valuations were being performed. Cash consideration for the purchase and exercises of tendered stock options was based on the fair value of the Company's underlying common stock less the option exercise price. Cash consideration for tendered eligible common shares was based upon the fair value of the common shares.
The Company made total cash payments of approximately $13.5 million and $1.5 million in exchange for the exercise of vested stock options, and $3.6 million and $0.2 million to repurchase shares outstanding from minority shareholders, under this program during the nine-month periods ended September 30, 2016 and 2015, respectively. The Liquidity Program terminated effective as of the completion of the Spin-Off.
SAR Plan
During 2010, the Company instituted the 2010 Stock Appreciation Rights Plan (the "SAR Plan"). Pursuant to the SAR Plan, a committee appointed by the Company's Board of Directors (or in the absence of such a committee, the Board of Directors acting in the capacity of such committee) was authorized to grant stock appreciation rights ("SARs") to employees, board members and consultants of the Company. The SAR Plan authorized grants of up to 6 million SARs, which included and was not in addition to shares previously issued, or shares issuable in respect of awards previously issued, under the 1999 Plan. The SARs issued under the SAR Plan typically vested over a period of four years and expired 10 years from the date of grant for service-based awards. SARs that included both service and milestone-based conditions vested based on the satisfaction of service requirements and achievement of performance milestones over the period specified in the applicable award agreement, which ranged from 1 to 4 years at the time of the Spin-Off. We make certain assumptions regarding the probability of achieving these milestones each period and adjust the value of the awards in the period our estimates are revised. Actual results can vary from expected results.
The Company made total cash payments of approximately $73.2 million and $2.1 million during the nine-month periods ended September 30, 2016 and 2015, respectively, to settle exercised SARs. The SAR Plan was terminated and replaced with the CommerceHub, Inc. Legacy Stock Appreciation Rights Plan (the "Legacy SAR Plan") in connection with the completion of the Spin-Off. Future grants under the Legacy SAR Plan are not permitted following the Spin-Off.
Share-based award plans post-Spin-Off
CommerceHub, Inc. 2016 Omnibus Incentive Plan
In connection with the Spin-Off, we adopted the CommerceHub, Inc. 2016 Omnibus Incentive Plan (as amended, amended and restated or otherwise modified from time to time, the “Omnibus Plan”). We amended and restated the Omnibus Plan on October 13, 2016 in order to permit the compensation committee of the Company’s board of directors to delegate award granting authority under the Omnibus Plan. The Omnibus Plan is designed to provide additional remuneration to officers, employees, nonemployee directors and independent contractors for service to CommerceHub and to encourage each plan participant’s investment in CommerceHub. Stock options, SARs, restricted shares, restricted stock units, cash awards, performance awards or any combination of the foregoing may be granted under the Omnibus Plan (collectively, "awards"). The maximum number of shares of our common stock with respect to which awards may be granted under the Omnibus Plan is 13,200,000 shares of Series C common stock, subject to anti-dilution and other adjustment provisions of the Omnibus Plan. The Omnibus Plan is administered by the compensation committee of the Company’s board of directors with regard to awards granted under the Omnibus Plan other than awards granted to the nonemployee directors which are administered by the full

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

board of directors, and the compensation committee and its designees (and the board with respect to awards granted to non-employee directors) have full power and authority to determine the terms and conditions of such awards.
Legacy Stock Appreciation Rights Plan and Legacy Stock Option Plan
In connection with the Spin-Off, all of the new option awards with respect to our Series C common stock that were issued as a result of the Spin-Off to holders of SARs and options outstanding immediately prior to the Spin-Off were issued pursuant to the Legacy SAR Plan and the Legacy Stock Option Plan, respectively. The Legacy SAR Plan and the Legacy Stock Option Plan govern the terms and conditions of these new option awards but will not be used to make any new grants following the Spin-Off.
Employee Stock Purchase Plan
We have adopted an Employee Stock Purchase Plan (“ESPP”) that was approved by our shareholders prior to the Spin-Off, under which we have reserved 900,000 shares of our Series C common stock for issuance to our employees.  Subject to certain restrictions, the ESPP provides employees with the opportunity to invest a portion of their annual eligible compensation to purchase shares of our Series C common stock at a purchase price equal to 85% of the lower of (a) the fair market value of the common stock at the beginning of the six-month offering period, and (b) the fair market value of the common stock at the end of the six-month offering period.
Transitional Stock Adjustment Plan
All of the new Parent option awards, new Parent restricted stock units and new Parent restricted stock awards (each as defined below) were issued pursuant to the CommerceHub, Inc. Transitional Stock Adjustment Plan (the “Transitional Plan”). The Transitional Plan governs the terms and conditions of the Parent incentive awards described below but will not be used to make any grants following the Spin-Off.
New Parent options
Liberty has granted to certain directors, officers, employees and consultants of Liberty stock options to purchase shares of Liberty Ventures common stock pursuant to applicable incentive plans in place at Liberty. Each holder of an outstanding option to purchase shares of Liberty Ventures common stock (an "original Ventures option award") on the record date for the Spin-Off (the "record date") who was a member of the Liberty board of directors or an officer of Liberty holding the position of Vice President or above received (i) an option to purchase shares of the corresponding series of our common stock and an option to purchase shares of our Series C common stock (such new option awards, "new Parent option awards") and (ii) an adjustment to the exercise price of and the number of shares subject to the original Ventures option award (as so adjusted, an "adjusted Ventures option award"). The exercise prices of and the number of shares subject to the new Parent option awards and the related adjusted Ventures option award were determined based on the exercise price of and the number of shares subject to the original Ventures option award, the distribution ratios used in the Spin-Off, the pre-Spin-Off trading price of Liberty Ventures common stock (determined using the volume weighted average price of the applicable series of Liberty Ventures common stock over the three-consecutive trading days immediately preceding the Spin-Off) and the relative post-Spin-Off trading prices of Liberty Ventures common stock and our common stock (determined using the volume weighted average price of the applicable series of common stock over the three-consecutive trading days beginning on the first trading day following the Spin-Off on which both the Liberty Ventures common stock and our common stock traded in the "regular way" (meaning once the common stock trades using a standard settlement cycle)), such that the pre-Spin-Off intrinsic value of the original Ventures option award was allocated between the new Parent option awards and the adjusted Ventures option award.
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
New Parent restricted stock units
Each holder of a restricted stock unit with respect to shares of Series A or Series B Liberty Ventures common stock (an “original Ventures RSU”) on the record date received in the distribution 0.1 of a restricted stock unit with respect to shares of the corresponding series of CommerceHub common stock and 0.2 of a restricted stock unit with respect to shares of

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

CommerceHub Series C common stock (such new restricted stock unit awards, new “Parent RSUs”) for each original Ventures RSU held by them as of the record date, with cash paid in lieu of fractional new Parent RSUs. Except as described herein, the terms of all of the new Parent RSUs (including, for example, the vesting terms thereof) are, in all material respects, the same as those of the corresponding original Ventures RSU.
New Parent restricted stock awards
Each holder of a restricted stock award with respect to shares of Series A or Series B Liberty Ventures common stock (an “original Ventures RSA” and, together with the original Ventures option awards and the original Ventures RSUs, the "original Ventures equity awards") received in the distribution (i) 0.1 of a restricted share of the corresponding series of CommerceHub common stock and (ii) 0.2 of a restricted share of CommerceHub Series C common stock (such new restricted stock awards, new “Parent restricted stock awards”) for each restricted share of Liberty Ventures common stock held by them as of the record date, with cash paid in lieu of fractional new Parent restricted stock awards. Except as described herein, all new Parent restricted stock awards (including, for example, the vesting terms thereof) are, in all material respects, the same as those of the corresponding original Ventures RSA.
As of July 22, 2016, following the Spin-Off, there were 13,447 new Parent restricted stock awards, 534 new Parent RSUs and 344,456 new Parent option awards, with a weighted average exercise price of $7.42, to purchase shares of our Series A common stock, 172,882 new Parent option awards, with a weighted average exercise price of $11.89, to purchase shares of our Series B common stock, and 30,409 new Parent restricted stock awards, 1,094 new Parent RSUs and 1,032,817 new Parent option awards, with a weighted average exercise price of $8.87, to purchase shares of our Series C common stock, issued to holders of original Ventures equity awards. Substantially all of Liberty's outstanding and exercisable options relate to employees of Liberty who received CommerceHub options on the Spin-Off. The compensation expense relating to these employees of Liberty will continue to be recorded at Liberty.
Note 12 - Income Taxes
During the three months ended September 30, 2016 the Company recorded an income tax benefit of $(0.4) million on income before taxes of $0.3 million. The benefit recorded, despite the pre-tax income, was primarily from federal tax research credits. The credits created both a discrete benefit from finalizing 2015 tax returns during the quarter and a benefit from a favorable adjustment to the estimated 2016 annual effective rate.
The estimated annual effective tax rate for the three- and nine-month periods ended September 30, 2016 was lower than the federal tax rate of 35% due to the federal tax research credits, partially offset by the effect of state and local income taxes. The annual effective tax rate for the three and nine months ended September 30, 2015, was higher than the federal tax rate of 35% due to the effect of state and local income taxes.
As of December 31, 2015, the Company's net deferred tax asset was primarily attributed to temporary differences related to share-based compensation awards. The exercise of a significant portion of share-based compensation awards during the nine months ended September 30, 2016 created a tax deductible expense, and reduced the deferred tax asset by $32.4 million. The deductions generated an estimated gross federal net operating loss (“NOL”) of approximately $79.8 million, primarily attributed to the exercise of share-based compensation awards. As allowed under the tax sharing agreement between the Company and Liberty entered into prior to the Spin-Off, $49.1 million of this NOL was utilized to refund federal income taxes paid to Liberty in the prior two tax years. In accordance with the same tax sharing agreement, the remaining federal NOLs of $30.7 million, subject to finalizing our 2016 pre-spin federal tax return, were forfeited and recorded as an equity distribution to Liberty upon the Spin-Off.
State NOLs were also created and the Company intends to file amended state income tax returns for prior years in 2017 to request a refund of approximately $3.0 million of state taxes previously paid in states which allow a carryback claim. The remaining state NOLs generated of $0.3 million (tax-effected) are available to offset state income for 2016 and in future periods.
Note 13 - Long-Term Debt
On June 28, 2016, we entered into a credit agreement governing a $125.0 million revolving credit facility which expires on June 28, 2021. At September 30, 2016 we had $41.0 million in borrowings and no letters of credit outstanding under the facility, and our available borrowings under the facility were $84.0 million. Subsequent to September 30, 2016 we repaid an additional $10.0 million in borrowings under the facility. At September 30, 2016 the fair value of our debt, which is based on Level 2 valuation inputs, approximated cost.

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The interest rate applicable to our initial borrowings is LIBOR plus a yield of 1.75%. Interest on the revolving credit facility is based on a base rate or Eurodollar rate plus an applicable margin that increases as our total leverage ratio increases, with the base rate margin ranging from 0.75% to 1.25% and the Eurodollar rate margin ranging from 1.75% to 2.25% respectively. The revolving credit facility also carries a commitment fee of 0.25% to 0.50% per annum on the unused portion. In conjunction with entering into this agreement, we incurred charges totaling $1.1 million. These charges are included in other long-term assets on the condensed consolidated balance sheet and will be recognized over the term of the credit facility.
Borrowings under the credit facility are collateralized by substantially all of our assets. The credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, including a total leverage ratio and an interest coverage ratio, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in compliance with these covenants and restrictions as of September 30, 2016.
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
Leases
Amounts accrued for deferred rent of $850 thousand and $0 at September 30, 2016 and December 31, 2015, respectively, are included in accounts payable and accrued expenses on the condensed consolidated balance sheet. At September 30, 2016, future minimum payments under operating leases were as follows (in thousands):

Remainder of 2016	$560
2017	2,120
2018	2,132
2019	2,157
2020	2,183
Thereafter	2,139
$11,291

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
Overview
We are a cloud-based distributed commerce network for retailers and their suppliers, including brands and distributors. Our software platform allows trading partners—our customers—to sell more products online, promote products through retailers, marketplaces and digital advertising channels, and deliver products to customers quickly. Approximately 9,700 trading partners use our platform to exchange critical information with each other, including orders, invoices, product information and other electronic documents. Collectively, our trading partner customers constitute a vibrant network of the largest retailers, marketplaces and brands in North America.
Our software-as-a-service offerings leverage our trading partner platform and include capabilities that enable virtual inventory (or "drop-ship") fulfillment, e-commerce marketing and consumer demand generation (e.g., the syndication of seller product listings to relevant e-commerce channels), and shipping and delivery management.
Through our solutions we help our customers solve many of the most critical problems in today's e-commerce market. Our customers use our platform and solutions to expand the breadth of their product assortment so they can offer the products consumers want and market those products on marketplaces, search engines, and emerging e-commerce channels such as Facebook and Pinterest. In addition, because no e-commerce transaction is complete until the consumer has received the product they ordered, we help our customers orchestrate more rapid and cost-effective delivery of products.
We built our Company by first focusing on solutions for large omni-channel retailers. Our offering for retailers enables them to offer more products for sale through the "virtual inventory" provided by an integrated network of drop-ship suppliers. In January 2015, we acquired Seattle-based Mercent to extend the reach of our platform to demand solutions that help our customers sell their products using marketplaces, search engines, and other emerging e-commerce channels, such as social networks.
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

CommerceHub's platform exhibits significant network effects by connecting leading online retailers to thousands of suppliers to enable order fulfillment and the generation of consumer demand through leading digital advertising platforms. Our expanding number of retail trading partners makes it more attractive for additional suppliers to join our platform, and the more suppliers we have on the platform the more attractive CommerceHub will be to additional retailers. This network effect provides powerful incentives for additional customers to join our platform, which we believe has produced a comparatively low customer acquisition cost. Our platform enables our customers to establish selling relationships that, in many cases, generates recurring subscription fees, in addition to usage fees related to the trading partner activity across each selling relationship. Examples of usage fees include fees related to the processing of orders and the exchange of inventory information and product information.
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
CommerceHub's customer base is diversified among different retail segments, including general merchandise, home improvement, office supplies, toys, electronics, furniture and perishables. As such, our revenue does not closely track the seasonality trend for any one specific retail segment. Historically, the percentage of our annual revenue has been relatively uniform over the first three quarters of the year with approximately 33% to 34% of our annual revenue being generated in the fourth quarter.
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
Set-up and Professional Services Revenue
Set-up fees include on-boarding services for the configuration, program, and design of a customer's access to our platform. On a limited basis, during a retailer's subscription term, the Company provides professional services to enhance the retailer's use of our solutions. We track and measure set-up and professional services as they provide an indication of new supplier connections and enhancements to existing customer connections.
Domestic vs. Foreign Revenue Streams
CommerceHub generates all of its revenue in North America (United States and Canada). For the nine-month period ended September 30, 2016, approximately 96% of our revenue was generated from customers located in the United States. To date, we have not generated revenue from operations outside of North America; however, we have established an office in the United Kingdom to pursue the overseas market.
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
General & Administrative Expenses
General and administrative expenses consist primarily of personnel costs, including salaries and benefits, share-based compensation expense and bonus, for our corporate functions, including executive leadership, finance, legal, information technology, and human resources, as well as professional service and other fees related to legal, tax, accounting and internal audit services. Other costs include facility costs, expenses attributable to credit card processing, and bad debt expense. Commencing in 2016, we expect incremental general and administrative expenses relating to resources and other costs required to support the Spin-Off and public company compliance, to be approximately $5 million per year.
Other income and expense
Other income and expense includes interest income and expense from the promissory notes with Liberty and interest expense under our credit facility (see Note 8 and 13 to the accompanying condensed consolidated financial statements).
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

Results of operations for the three months ended September 30, 2016 and September 30, 2015
Revenue:

(amounts in thousands)	Three Months Ended September 30,		Change
	2016	2015	$	%
Revenue:
Usage revenue	$14,563	$13,148	$1,415	11%
Subscription revenue	6,420	5,435	985	18%
Set-up and professional services	1,495	1,112	383	34%
Total revenue	$22,478	$19,695	$2,783	14%
Our 14% revenue increase for the three months ended September 30, 2016, as compared to the same period in the prior year, was attributable to a $1.4 million, or 11%, increase in our usage revenue, a $1.0 million, or 18%, increase in our subscription revenue, and a $0.4 million, or 34%, increase in our set-up and professional services revenue and is inclusive of a decline in revenue attributable to attrition of certain legacy customers of Mercent where there was a mismatch between customer needs and our objectives. As part of the integration of Mercent, we have attempted to align the services being provided to acquired customers with our business objectives, and as is natural and expected after such a process, there has been some attrition of these former Mercent customers. We expect this realignment to continue as we refocus our business strategy away from certain digital marketing services related to our Demand Solutions and more towards our platform-based technology offering. Excluding all revenue attributable to customers acquired through our acquisition of Mercent, our revenue increased by 18% for the three months ended September 30, 2016 as compared to the same period in 2015.
Usage revenue represented 65% and 67% of our total revenue for the three months ended September 30, 2016 and 2015, respectively, and is inclusive of a decline in usage revenue attributable to attrition of certain legacy customers of Mercent as described above. Excluding all usage revenue attributable to customers acquired through our acquisition of Mercent, our usage revenue increased by 19% for the three months ended September 30, 2016 as compared to the prior period. The increase in our usage revenue was mainly driven by a 16% increase in the volume of customer orders, primarily from existing customers, processed through our platform during the three months ended September 30, 2016, as compared to the same period in the prior year. In addition, we experienced growth from expanded use of our platform within other solutions charged on a usage basis.
Subscription revenue represented 29% and 28% of our total revenue for the three months ended September 30, 2016 and 2015, respectively. The growth in our subscription revenue was primarily driven by a 7% increase in the number of trading partner customers on our platform.
Revenue generated from set-up and professional services represented 7% and 6% of our total revenue for the three months ended September 30, 2016 and 2015, respectively. This increase was driven by an increase in the number of retailer and supplier selling relationships on our platform.
Cost of Revenue and Gross Profit:

(amounts in thousands)	Three Months Ended September 30,		Change
	2016	2015	$	%
Cost of revenue	$5,737	$6,332	$(595)	(9)%
Gross profit	$16,741	$13,363	$3,378	25%
Gross profit %	74%	68%	6%
Cost of revenue decreased $0.6 million, or 9%, for the three months ended September 30, 2016, as compared to the same period in the prior year. The decrease was due to lower share-based compensation expense of approximately $0.9 million compared to the same period in 2015 due to a larger mark-to-market adjustment of awards in 2015, which resulted in higher expense in the three months ended September 30, 2015 as compared to the same period in 2016. This decrease was offset by a $0.4 million increase in amortization of capitalized software costs in the 2016 period.

Operating Expenses:

(amounts in thousands)	Three Months Ended September 30,		Change
	2016	2015	$	%
Operating expenses:
Research and development	$5,077	$3,378	$1,699	50%
Sales and marketing	3,023	2,808	215	8%
General and administrative	8,008	8,475	(467)	(6)%
Total operating expenses	$16,108	$14,661	$1,447	10%
Research and development expenses.    Research and development expenses increased $1.7 million, or 50%, for the three months ended September 30, 2016, as compared to the same period in the prior year. This increase was driven by an increase in personnel costs of $2.2 million, of which $1.7 million is attributable to a reduction in the amount of software development efforts capitalized, with the remaining $0.5 million increase attributable to the expansion of our development teams. During the quarter, we changed and further refined our methodologies and processes to estimate the portion of software development eligible to be capitalized. Based on the change in our methodology, we expect the amount of capitalized software development costs as a percentage of research and development expenses in future periods to be generally in line with the results of this quarter, subject to variability in our mix of projects. This increase was partially offset by a $0.6 million reduction in share-based compensation expense due to a larger mark-to-market adjustment of awards in 2015, which resulted in higher expense in the three months ended September 30, 2015 as compared to the same period in 2016.
Sales and marketing expenses.    Sales and marketing expense increased $0.2 million, or 8%, for the three months ended September 30, 2016, as compared to the same period in the prior year. This increase was driven by a $0.9 million increase in commissions expense to our sales team. This increase was offset by a decrease of $0.8 million in share-based compensation expense due to a larger mark-to-market adjustment of awards in 2015, which resulted in higher expense in the three months ended September 30, 2015 as compared to the same period in 2016.
General and administrative expenses.    General and administrative expense decreased $0.5 million, or 6%, for the three months ended September 30, 2016, as compared to the same period in the prior year. The decrease was driven by lower share-based compensation expense of approximately $3.1 million due to a larger mark-to-market adjustment of awards in 2015, which resulted in higher expense in the three months ended September 30, 2015 as compared to the same period in 2016. This decrease was partially offset by a $1.5 million increase in professional services expenses attributable to becoming a public company, a $0.7 million increase in personnel costs from the expansion of the legal and finance teams, and increases of $0.4 million in bad debt expense.
Other income and expenses:

(amounts in thousands)	Three Months Ended September 30,		Change
	2016	2015	$	%
Other income (expense):
Interest expense	$(361)	$—	$(361)	100%
Interest income	—	156	(156)	(100)%
Total other income (expense)	$(361)	$156	$(517)	(331)%
Other income (expense) decreased $517 thousand for the three months ended September 30, 2016, as compared to the same period in the prior year. This decrease was attributable to interest expense incurred in respect of borrowings under our credit facility and amounts owed to Liberty under our promissory note, which we entered into in June 2016, coupled with a decrease in interest earned under our promissory note due from Liberty, which was fully repaid in June 2016, resulting in less interest earned in 2016, as compared to 2015.
Income Taxes:

(amounts in thousands)	Three Months Ended September 30,		Change
	2016	2015	$	%
Income tax expense (benefit)	$(438)	$(521)	$83	nm
Effective tax rate	(161)%	46%	(207)%

Our income tax benefit was $0.1 million less during the three months ended September 30, 2016, as compared to the same period in the prior year. The lower benefit was primarily due to pre-tax book income in the three months ended September 30, 2016 as compared to a pre-tax book loss in the same period in 2015.
During the three months ended September 30, 2016 we generated an income tax benefit of $(0.4) million, despite $0.3 million pre-tax income, primarily as a result of federal tax research credits. The credits created both a discrete benefit from finalizing 2015 tax returns during the quarter and a benefit from a favorable adjustment to the estimated 2016 annual effective rate.
The estimated annual effective tax rate for the three -month period ended September 30, 2016 was lower than the federal tax rate of 35% due to the federal tax research credits, partially offset by the effect of state and local income taxes. The effective tax rate for the three months ended September 30, 2015, was higher than the federal tax rate of 35% due to the effect of state and local income taxes.
Adjusted EBITDA:

(amounts in thousands)	Three Months Ended September 30,		Change
	2016	2015	$	%
Adjusted EBITDA:
Net income (loss)	$710	$(621)	$1,331	nm
Depreciation and amortization	2,453	1,992	461	23%
Interest expense (income)	361	(156)	517	nm
Income tax expense (benefit)	(438)	(521)	83	(16)%
Share-based compensation expense	2,193	7,514	$(5,321)	(71)%
Adjusted EBITDA	$5,279	$8,208	$(2,929)	(36)%

Adjusted EBITDA decreased approximately $2.9 million, or 36%, for the three months ended September 30, 2016, as compared to the same period in the prior year. For the three months ended September 30, 2016, the decrease was primarily due to a $1.7 million reduction in the amount of software development costs capitalized, as we changed and further refined our methodologies and processes to estimate the portion of software development that is eligible to be capitalized. This decrease is further driven by increased professional services costs of $1.4 million, associated with the Spin-Off and becoming a public company, and increased bad debt expense of $0.4 million. These cost increases were partially offset by increased operating profit on higher revenue for the three months ended September 30, 2016 as compared to the same period in the prior year.
The primary driver of the change in share-based compensation expense is the mark-to-market adjustment, primarily generated by the change in underlying share value, for each period. For the three months ended September 30, 2015, the estimated share-price input, based on an internal valuation using the assistance of a third-party advisory firm, discounted cash flow projections and comparable market valuations, increased and resulted in expense. For the three months ended September 30, 2016 the estimated share-price input was based on the fair market value of CommerceHub's Series C common stock traded immediately following the Spin-Off (for shares granted prior to the Spin-Off) or the fair market value of CommerceHub's Series C common stock on the grant date (for shares granted after the Spin-Off), which decreased as compared to our most recent internal valuation and resulted in a reduction to expense. Following the Spin-Off, the awards under the Legacy Stock Appreciation Rights Plan and Legacy Stock Option Plan are no longer classified as liability awards, and the fair value of these awards will no longer be remeasured at each reporting period.
Results of operations for the nine months ended September 30, 2016 and September 30, 2015
Revenue:

(amounts in thousands)	Nine Months Ended September 30,		Change
	2016	2015	$	%
Revenue:
Usage revenue	$44,437	$39,384	$5,053	13%
Subscription revenue	18,766	15,898	2,868	18%
Set-up and professional	4,468	3,061	1,407	46%
Total revenue	$67,671	$58,343	$9,328	16%
Our revenue increased $9.3 million, or 16%, for the nine months ended September 30, 2016, as compared to the same period in the prior year. This increase was attributable to a $5.1 million, or 13%, increase in our usage revenue, a $2.9 million, or 18%, increase in our subscription revenue, and a $1.4 million, or 46%, increase in our set-up and professional services revenue and is inclusive of a decline in revenue attributable to attrition of certain legacy customers of Mercent where there was a mismatch between customer needs and our objectives. As part of the integration of Mercent, we have attempted to align the services being provided to customers acquired through our acquisition with our business objectives, and as is natural and expected after such a process, there has been some attrition of these former Mercent customers. We expect this realignment to continue as we refocus our business strategy away from certain digital marketing services related to our Demand Solutions and more towards our platform-based technology offering. Excluding all revenue attributable to customers acquired through our acquisition of Mercent, our revenue increased by 18% for the nine months ended September 30, 2016 as compared to the same period in 2015.
Usage revenue represented 66% and 68% of our total revenue for the nine months ended September 30, 2016 and 2015, respectively and is inclusive a decline in usage revenue attributable to attrition of certain legacy customers of Mercent as described above. Excluding all usage revenue attributable to customers acquired through our acquisition of Mercent, our usage revenue increased by 18% for the nine months ended September 30, 2016 as compared to the same period in 2015. The increase in our usage revenue was mainly driven by a 15% increase in the volume of customer orders processed through our platform during the nine months ended September 30, 2016, as compared to the same period in the prior year. This volume increase was primarily driven by increases in order volume from existing customer orders. The remaining increase being attributable to incremental revenue related to our other solutions charged on a per usage basis.
Subscription revenue represented 28% and 27% of our total revenue for the nine months ended September 30, 2016 and 2015, respectively. The growth in our subscription revenue was driven by a 7% increase in our number of trading partner customers on our platform.
Revenue generated from set-up and professional services represented 7% and 5% of our total revenue for the nine months ended September 30, 2016 and 2015, respectively. This increase was driven by an increase in the number of retailer and supplier selling relationships on our platform.
Cost of Revenue and Gross Profit:

(amounts in thousands)	Nine Months Ended September 30,		Change
	2016	2015	$	%
Cost of revenue	$17,162	$16,177	$985	6%
Gross profit	$50,509	$42,166	$8,343	20%
Gross profit %	75%	72%	3%
Cost of revenue increased $1.0 million, or 6%, for the nine months ended September 30, 2016, as compared to the same period in the prior year. The increase in cost of revenue for the nine-month period in 2016 was primarily driven by an increase of $1.4 million in amortization of capitalized software and a $0.7 million increase in personnel-related costs due to increased headcount, as compared to the same period in 2015. This increase was offset by lower share-based compensation expense of approximately $1.6 million due to a larger mark-to-market adjustment of awards in 2015, which resulted in higher expense in the nine months ended September 30, 2015 as compared to the same period in 2016.
Operating Expenses:

(amounts in thousands)	Nine Months Ended September 30,		Change
	2016	2015	$	%
Operating expenses:
Research and development	$13,391	$11,016	$2,375	22%
Sales and marketing	9,024	7,834	1,190	15%
General and administrative	23,207	28,501	(5,294)	(19)%
Total operating expenses	$45,622	$47,351	$(1,729)	(4)%
Research and development expenses.    Research and development expenses increased $2.4 million, or 22%, for the nine months ended September 30, 2016, as compared to the same period in the prior year. The increase was driven by higher personnel-related costs of $4.8 million, of which $4.3 million is attributed to the expansion of the development team to support continued investment in our platform, with the remaining $0.5 million was due to a reduction in the amount of software development costs capitalized. During the quarter, we changed and further refined our methodologies and processes to estimate the portion of software development costs that is eligible to be capitalized. This increase was partially offset by a reduction of $2.6 million in share-based compensation expense due to a larger mark-to-market adjustment of awards in 2015, which resulted in higher expense in the nine months ended September 30, 2015 as compared to the same period in 2016.

Sales and marketing expenses.    Sales and marketing expense increased $1.2 million, or 15%, for the nine months ended September 30, 2016, as compared to the same period in the prior year. The increase in sales and marketing expenses was driven by an increase in personnel-related costs of approximately $0.8 million from the expansion of our sales and marketing teams and an $1.5 million increase in commission expense to our sales team in 2016, as compared to 2015. This was offset by a lower share-based compensation expense of $1.7 million due to a larger mark-to-market adjustment of awards in 2015, coupled with reduction in value of performance based awards, which resulted in higher expense in the nine months ended September 30, 2015 as compared to the same period in 2016. Further, a $0.6 million favorable state tax ruling resulting in reduced sales tax expenses in 2015 which did not recur in 2016.
General and administrative expenses.    General and administrative expense decreased $5.3 million, or 19%, for the nine months ended September 30, 2016, as compared to the same period in the prior year. This decrease was driven by lower share-based compensation expense of $9.6 million due to a larger mark-to-market adjustment of awards in 2015, which resulted in higher expense in the nine months ended September 30, 2015 as compared to the same period in 2016. This decrease was partially offset by a $1.1 million increase in payroll-related taxes due to exercises of SARs and option awards, a $2.3 million increase in professional services expenses associated with the Spin-Off and becoming a public company, and a $0.5 million increase in bad debt expense.
Other income and expense:

(amounts in thousands)	Nine Months Ended September 30,		Change
	2016	2015	$	%
Other income (expense):
Interest expense	$(405)	$—	$(405)	100%
Interest income	273	432	(159)	(37)%
Total other income (expense)	$(132)	$432	$(564)	(131)%

Other income and expense decreased $564 thousand for the nine months ended September 30, 2016, as compared to the same period in the prior year. This decrease was attributable to interest expense incurred in respect of borrowings under our credit facility and amounts owed to Liberty under our promissory note, which we entered into in June 2016, coupled with a decrease in interest earned under our promissory note due from Liberty, which was fully repaid in June 2016, resulting in less interest earned in 2016, as compared to 2015.
Income Taxes:

(amounts in thousands)	Nine Months Ended September 30,		Change
	2016	2015	$	%
Income tax expense (benefit)	$1,611	$(1,647)	$3,258	nm
Effective tax rate	34%	35%	(1)%
The increase in the income tax expense is primarily due to pre-tax book income of $4.8 million in the nine months ended September 30, 2016 as compared to a pre-tax book (loss) of $(4.8) million in the same period in 2015.
For the nine months ended September 30, 2015 and September 30, 2016, actual income tax benefit was consistent with the amounts computed by applying the U.S. Federal income tax rate of 35% to income (loss) before income taxes.
Adjusted EBITDA:

(amounts in thousands)	Nine Months Ended September 30,		Change
	2016	2015	$	%
Adjusted EBITDA:
Net income (loss)	$3,144	$(3,106)	$6,250	nm
Depreciation and amortization	7,315	5,715	1,600	28%
Interest expense (income)	132	(432)	564	(131)%
Income tax expense (benefit)	1,611	(1,647)	3,258	nm
Share-based compensation expense	8,753	24,332	(15,579)	(64)%
Adjusted EBITDA	$20,955	$24,862	$(3,907)	(16)%

Adjusted EBITDA decreased approximately $3.9 million, or 16%, for the nine months ended September 30, 2016, as compared to the same period in the prior year. The decrease was primarily due to increased costs of $2.3 million associated with professional services associated with the Spin-Off and becoming a public company, an increase of $1.4 million in payroll-related taxes on exercises of SARs and options, and a $0.5 million reduction in the amount of software development costs capitalized, as we changed and refined our methodologies and processes to estimate the portion of software development costs that is eligible to be capitalized. Further, for the nine months ended September 30, 2015, we recognized a benefit for sales tax of $0.6 million that did not occur in the same period in the current year. This decrease was offset by increased operating profit on higher revenues for the nine months ended September 30, 2016 as compared to the same period in the prior year.
The primary driver of the change in share-based compensation expense is the mark-to-market adjustment, primarily generated by the change in underlying share value, for each period. For the nine months ended September 30, 2015, the estimated share-price input, based on an internal valuation using the assistance of a third-party advisory firm, discounted cash flow projections and comparable market valuations, increased and resulted in higher expense. For the three months ended March 31, 2016, the estimated share-price input, based on an internal valuation using the assistance of a third-party advisory firm, discounted cash flow projections and comparable market valuations, increased and resulted in higher expense. For the remainder of the nine months ended September 30, 2016, the estimated share-price input was based on the fair market value of CommerceHub's Series C common stock traded immediately following the Spin-Off (for shares granted prior to the Spin-Off) or the fair market value of CommerceHub's Series C common stock on the grant date (for shares granted after the Spin-Off), which decreased as compared to our most recent internal valuation and resulted in a reduction to expense as compared to the prior period. Following the Spin-Off, the awards under the Legacy Stock Appreciation Rights Plan and Legacy Stock Option Plan are no longer classified as liability awards, and the fair value of these awards will no longer be remeasured at each reporting period.
Liquidity and Capital Resources

(amounts in thousands)	Nine Months Ended September 30,		Change
	2016	2015	$	%
Net cash provided by (used in):
Operating activities	$(52,451)	$19,297	$(71,748)	nm
Investing activities	27,904	(28,215)	56,119	nm
Financing activities	$22,818	$(138)	$22,956	nm
Historically, the cash we generate from operations has been sufficient to fund our working capital requirements and capital expenditures. For the nine-month period ended September 30, 2016, cash flow from operations includes payments made to employees for share-based awards. As a result of exercises and settlements of share-based awards during 2016 (see Note 11 to the accompanying condensed consolidated financial statements), the Company made payments of approximately $86.7 million, reducing the share-based compensation liability. To fund these payments, in addition to existing cash balances and cash from operations, the Company used funds from Liberty's repayment of the promissory note and borrowed additional funds under the new intercompany funding arrangement with Liberty described in Note 8 to the accompanying condensed consolidated financial statements. Subsequent to the Spin-Off, we settle share-based arrangements using shares of our equity issuable under stock plans that were adopted at the time of the Spin-Off. We expect that cash from operations and available borrowings on our credit facility will be sufficient to meet our cash flow requirements in the foreseeable future.
Cash Flow from Operating Activities
Net cash from operating activities decreased $71.7 million for the nine months ended September 30, 2016, as compared to the same period in the prior year. As discussed above, the primary driver for the decrease was increased cash payments for the settlement of share-based awards of $83.1 million and amounts paid in settlement of obligations due to Parent of $8.9 million. This was partially offset by the improvement in net income of $6.3 million and the increase in non-cash expenses (depreciation, amortization, share-based compensation and deferred income taxes) of $13.2 million and reductions in working capital related accounts of $0.6 million.
Cash Flow from Investing Activities
Cash flow from investing activities increased approximately $56.1 million for the nine months ended September 30, 2016, as compared to the same period in the prior year. This increase was primarily attributable to collection of amounts owed to us by Liberty under the intercompany note in the amount of $36.4 million, which was fully repaid in June 2016. Amounts collected were used to fund our operating cash outflows associated with the settlement of share based awards. The increase in cash flow from investing activities was also attributable to use of cash of $20.2 million for the acquisition of Mercent during the first quarter of 2015. This increase was partially offset by increased cash outflows for property and equipment purchases of $1.0 million, primarily associated with $2.4 million in leasehold improvements and outfitting of our new corporate headquarters as compared to the same period in the prior year.

Cash Flow from Financing Activities
Cash flow from financing activities increased $23.0 million for the nine months ended September 30, 2016. This increase was primarily driven by the borrowings under our credit facility of $50.0 million and intercompany funding arrangement of $28.7 million to fund our operating cash outflows associated with the settlement of share-based awards, coupled with a cash contribution from Liberty of $6.0 million to compensate us for dilution from equity award adjustments in connection with the Spin-Off. This increase was partially offset by payments on our credit facility of $9.0 million and intercompany funding arrangement of $28.7 million, payments of dividends to Liberty of $19.7 million, increased cash outflows for share repurchases of $3.4 million associated with our Liquidity Program and payments of debt issuance costs associated with our new credit facility of $1.1 million.
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

Item 4. Controls and Procedures

As we are an emerging growth company and a newly public company, we have not prepared a formal management’s report on internal control over financial reporting, as would otherwise be required by Section 404 of the Sarbanes-Oxley Act of 2002, nor have we engaged an independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our condensed consolidated financial statements. Our compliance with Section 404 of the Sarbanes-Oxley Act will first be subject to management’s assessment regarding internal control over financial reporting in connection with the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2017 (assuming we are no longer an emerging growth company at such time).

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

We have identified a material weakness in our internal control over financial reporting relating to the processes and controls to properly identify and account for transactions of a complex and non-routine nature. We are taking active steps towards fully remediating the material weakness through the hiring of appropriate individuals, including the hiring of our Chief Accounting Officer whose employment with our Company commenced in May 2016 and who is responsible for identifying the staffing and other needs of our Company required to remediate the material weakness. In July 2016 we also hired an SEC Reporting and Technical Accounting Manager who is responsible for external reporting requirements and review of non-routine or complex transactions. In August 2016 we also appointed a Director of Internal Audit who is responsible for designing and testing our internal controls over financial reporting. During the quarter, we continued to implement certain new policies and processes, refined existing processes and expanded the use of our financial systems. We are working to remediate the material weakness as quickly and efficiently as possible and expect that the material weakness will be remediated by the end of fiscal 2016. Notwithstanding the material weaknesses described above, our management has concluded that the financial statements included elsewhere in this quarterly report on Form 10-Q present fairly, in all material respects, our financial position, results of operation and cash flows in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

In addition, other than the items noted above, no changes occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Ex. 2.1
Reorganization Agreement, dated as of July 15, 2016, between Liberty Interactive Corporation and CommerceHub, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37840), as filed on July 26, 2016 (the “8-K”)).

Ex. 3.1	Restated Certificate of Incorporation of CommerceHub, Inc. (incorporated by reference to Exhibit 3.1 to the 8-K).
Ex. 3.2	Bylaws of CommerceHub, Inc. (incorporated by reference to Exhibit 3.2 to the 8-K).
Ex. 4.1
Joinder Agreement, dated July 22, 2016, between CommerceHub, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-37840) as filed on August 22, 2016).

Ex. 4.2
Specimen Certificate for shares of Series A Common Stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-210508), as filed on June 28, 2016 (the “S-1/A No. 2”)).

Ex. 4.3	Specimen Certificate for shares of Series B Common Stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the S-1/A No. 2).
Ex. 4.4	Specimen Certificate for shares of Series C Common Stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.3 to the S-1/A No. 2).
Ex. 10.1	Amended and Restated CommerceHub, Inc. 2016 Omnibus Incentive Plan.*
Ex. 10.2	Form of Nonqualified Stock Option Agreement for use with the 2016 Omnibus Incentive Plan.*
Ex. 10.3	Form of Restricted Stock Unit Agreement for use with the 2016 Omnibus Incentive Plan.*
Ex. 10.4	CommerceHub, Inc. Non-Employee Director Deferred Compensation Plan.*
Ex. 10.5
Form of Indemnification Agreement by and between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-210508), as filed on July 14, 2016 (the “S-1/A No. 3”)).

Ex. 10.6	Form of Commerce Technologies, Inc. 1999 Stock Option Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the S-1/A No. 2).
Ex. 10.7	Form of Commerce Technologies, Inc. 2010 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.8 to the S-1/A No. 2).
Ex. 10.8	Form of Commerce Technologies, Inc. 2010 Stock Appreciation Rights Plan Evidence of Stock Appreciation Right (time vesting) (incorporated by reference to Exhibit 10.9 to the S-1/A No. 2).
Ex. 10.9	Form of CommerceHub, Inc. Legacy Stock Appreciation Rights Plan Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the S-1/A No. 3).
Ex. 10.10	CommerceHub, Inc. Legacy Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.3 to the 8-K).
Ex. 10.11
Form of CommerceHub, Inc. Legacy Stock Appreciation Rights Plan Stock Option Agreement for Francis Poore (Relating to Conversion of Existing SARs) (incorporated by reference to Exhibit 10.18 to the S-1/A No. 3).

Ex. 10.12
Form of CommerceHub, Inc. Legacy Stock Appreciation Rights Plan Stock Option Agreement for Francis Poore (Relating to Conversion of New SARs) (incorporated by reference to Exhibit 10.19 to the S-1/A No. 3).

Ex. 10.13	CommerceHub, Inc. Legacy Stock Option Plan (incorporated by reference to Exhibit 10.4 to the 8-K).
Ex. 10.14	CommerceHub, Inc. 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-212646), as filed on July 22, 2016).
Ex. 10.15
CommerceHub, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-213115), as filed on August 12, 2016).

Ex. 10.16	Tax Sharing Agreement, dated as of July 22, 2016, between Liberty Interactive Corporation and CommerceHub, Inc. (incorporated by reference to Exhibit 10.1 to the 8-K).
Ex. 10.17	Services Agreement, dated as of July 22, 2016, by and between Liberty Media Corporation and CommerceHub, Inc. (incorporated by reference to Exhibit 10.2 to the 8-K).
Ex. 31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.*
Ex. 31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.*

Ex. 32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
Ex. 32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
Ex. 101.INS	XBRL Instance Document*
Ex. 101.SCH	XBRL Taxonomy Extension Schema Document*
Ex. 101.CAL	XBRL Taxonomy Calculation Linkbase Document*
Ex. 101.LAB	XBRL Taxonomy Label Linkbase Document*
Ex. 101.PRE	XBRL Taxonomy Presentation Linkbase Document*
Ex. 101.DEF	XBRL Taxonomy Definition Document*
_______________________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCEHUB, INC.
(Registrant)

Date:	November 8, 2016	/ S / FRANCIS POORE
Francis Poore President and Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2016	/ S / MARK GREENQUIST
Mark Greenquist Chief Financial Officer (Principal Financial Officer)

Date:	November 8, 2016	/ S / MICHAEL TRIMARCHI
Michael Trimarchi Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
Ex. 2.1
Reorganization Agreement, dated as of July 15, 2016, between Liberty Interactive Corporation and CommerceHub, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37840), as filed on July 26, 2016 (the “8-K”)).

Ex. 3.1	Restated Certificate of Incorporation of CommerceHub, Inc. (incorporated by reference to Exhibit 3.1 to the 8-K).
Ex. 3.2	Bylaws of CommerceHub, Inc. (incorporated by reference to Exhibit 3.2 to the 8-K).
Ex. 4.1
Joinder Agreement, dated July 22, 2016, between CommerceHub, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-37840) as filed on August 22, 2016).

Ex. 4.2
Specimen Certificate for shares of Series A Common Stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-210508), as filed on June 28, 2016 (the “S-1/A No. 2”)).

Ex. 4.3	Specimen Certificate for shares of Series B Common Stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the S-1/A No. 2).
Ex. 4.4	Specimen Certificate for shares of Series C Common Stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.3 to the S-1/A No. 2).
Ex. 10.1	Amended and Restated CommerceHub, Inc. 2016 Omnibus Incentive Plan.*
Ex. 10.2	Form of Nonqualified Stock Option Agreement for use with the 2016 Omnibus Incentive Plan.*
Ex. 10.3	Form of Restricted Stock Unit Agreement for use with the 2016 Omnibus Incentive Plan.*
Ex. 10.4	CommerceHub, Inc. Non-Employee Director Deferred Compensation Plan.*
Ex. 10.5
Form of Indemnification Agreement by and between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-210508), as filed on July 14, 2016 (the “S-1/A No. 3”)).

Ex. 10.6	Form of Commerce Technologies, Inc. 1999 Stock Option Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the S-1/A No. 2).
Ex. 10.7	Form of Commerce Technologies, Inc. 2010 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.8 to the S-1/A No. 2).
Ex. 10.8	Form of Commerce Technologies, Inc. 2010 Stock Appreciation Rights Plan Evidence of Stock Appreciation Right (time vesting) (incorporated by reference to Exhibit 10.9 to the S-1/A No. 2).
Ex. 10.9	Form of CommerceHub, Inc. Legacy Stock Appreciation Rights Plan Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the S-1/A No. 3).
Ex. 10.10	CommerceHub, Inc. Legacy Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.3 to the 8-K).
Ex. 10.11
Form of CommerceHub, Inc. Legacy Stock Appreciation Rights Plan Stock Option Agreement for Francis Poore (Relating to Conversion of Existing SARs) (incorporated by reference to Exhibit 10.18 to the S-1/A No. 3).

Ex. 10.12
Form of CommerceHub, Inc. Legacy Stock Appreciation Rights Plan Stock Option Agreement for Francis Poore (Relating to Conversion of New SARs) (incorporated by reference to Exhibit 10.19 to the S-1/A No. 3).

Ex. 10.13	CommerceHub, Inc. Legacy Stock Option Plan (incorporated by reference to Exhibit 10.4 to the 8-K).
Ex. 10.14	CommerceHub, Inc. 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-212646), as filed on July 22, 2016).
Ex. 10.15
CommerceHub, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-213115), as filed on August 12, 2016).

Ex. 10.16	Tax Sharing Agreement, dated as of July 22, 2016, between Liberty Interactive Corporation and CommerceHub, Inc. (incorporated by reference to Exhibit 10.1 to the 8-K).
Ex. 10.17	Services Agreement, dated as of July 22, 2016, by and between Liberty Media Corporation and CommerceHub, Inc. (incorporated by reference to Exhibit 10.2 to the 8-K).
Ex. 31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.*
Ex. 31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.*
Ex. 32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Ex. 32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
Ex. 101.INS	XBRL Instance Document*
Ex. 101.SCH	XBRL Taxonomy Extension Schema Document*
Ex. 101.CAL	XBRL Taxonomy Calculation Linkbase Document*
Ex. 101.LAB	XBRL Taxonomy Label Linkbase Document*
Ex. 101.PRE	XBRL Taxonomy Presentation Linkbase Document*
Ex. 101.DEF	XBRL Taxonomy Definition Document*
______________
* Filed herewith.
** Furnished herewith.