Form 10-K
period 2016-12-31
CommerceHub, Inc.
filed 2017-03-07
CIK 1665658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 001-37840
COMMERCEHUB, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	7372 (Primary Standard Industrial Classification code number)	81-1001640 (I.R.S. Employer Identification No.)
201 Fuller Road, 6th Floor, Albany, New York 12203
(address of principal executive office, including zip code)
Registrant's telephone number, including area code: (518) 810-0700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Series A common stock, par value $0.01 per share	The NASDAQ Stock Market LLC
Series C common stock, par value $0.01 per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
The aggregate market value of CommerceHub, Inc. voting and non-voting common equity held by non-affiliates as of June 30, 2016 based on the closing sale price of our common stock was zero. As of June 30, 2016, CommerceHub, Inc. was a wholly owned subsidiary of Liberty Interactive Corporation.
The number of outstanding shares of CommerceHub, Inc. common stock as of February 27, 2017 was:

	Series A	Series B	Series C
CommerceHub, Inc. common stock:	13,542,577	711,992	28,733,394
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference in Part II, Item 5, and Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2016.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about future business strategies, market conditions and potential, future financial prospects, future growth of e-commerce, customer growth, future expenses, financial performance and other matters that are not historical facts. In particular, statements under Item 1 "Business," Item 1A "Risk-Factors," Item 2 "Properties," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. These statements involve many risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such statements. In addition to the risk factors described in this Annual Report on Form 10-K under the heading "Risk Factors," the following list includes some but not all of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•	consolidation or simplification of the e-commerce industry;

•	failure to compete successfully against current or future competitors;

•	the loss, poor performance or financial difficulty of a customer;

•	our ability to respond rapidly to changes in the e-commerce market;

•	retailer demand for drop-ship solutions;

•	conditions in the global economy;

•	our ability to maintain and scale our technical infrastructure;

•	our ability to avoid and/or effectively manage cybersecurity incidents;

•	service failures or interruptions;

•	obligations imposed on providers of software-as-a-service ("SaaS") solutions, and the continued acceptance of such solutions;

•	the seasonality of our and our customers' businesses;

•	the success of our strategic relationships with third parties;

•	our ability to attract and retain key personnel;

•	risks associated with acquiring or investing in other companies;

•	risks associated with international expansion; and

•	our ability to navigate complex domestic and foreign laws and regulations and to protect our intellectual property.
Forward-looking statements set forth herein speak only as of the date of this Annual Report on Form 10-K, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any such statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. There can be no assurance that any expectation or belief expressed in a forward-looking statement will occur, and you should not place undue reliance on any forward-looking statements.
As used herein, "CommerceHub," "we," "us," "our," the "Company" and similar terms include CommerceHub, Inc. and its subsidiaries, unless the context indicates otherwise.
This report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or ™ symbols, but despite the omission of such symbols we intend to assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies' trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I.
Item 1. Business
Overview
We are a leading provider of cloud-based e-commerce fulfillment and marketing solutions that integrate supply, demand and delivery for large retailers and consumer brands, manufacturers and distributors (collectively, "suppliers"). Our end-to-end solutions are provided through the CommerceHub software platform, a hub that streamlines integration and enables more efficient transactions among our retailer and supplier customers and their other trading partners, while also enabling them to access the online marketplaces, search engines, social and product advertising and other digital marketing channels (collectively, "demand channels") where consumers browse and buy. Our solutions also help our customers integrate with the third-party logistics ("3PL") providers, including fulfillment and delivery providers, that take purchased products to the consumer’s doorstep.
Over 10,000 customers and trading partners have access to our platform every day to conduct business with each other, including processing orders and invoices, exchanging product information and other electronic documents and tracking their customers’ buying experience from order through fulfillment and delivery. We estimate that, in 2016, our customers used CommerceHub to enable the fulfillment of goods worth approximately $13.4 billion in gross merchandise value ("GMV"), an increase of over 15% from $11.6 billion of GMV in 2015. As described in more detail below under "—Our Revenue," the majority of our revenue is variable and tied to usage fees that are based on the volume of transactions our customers process through our platform, with the minority coming from recurring subscription fees in addition to set-up and professional services fees.
Collectively, our customers and the other trading partners on our platform comprise a vibrant network of retailers, brands and other suppliers, demand channels and other trading partners that constitute a critical mass of many of the largest and most influential companies in North American e-commerce. This critical mass has helped us achieve a meaningful network effect, attracting new supplier customers to our large network of retailers and demand channels, and attracting new retailer and demand channel customers to our network of thousands of suppliers, enabling us to grow our business with a comparatively low cost of customer acquisition.
CommerceHub was founded because retailers have, since the beginning of e-commerce, faced significant financial and operational difficulties in providing their customers with the large assortment of products for sale online that consumers expect and increasingly demand. Buying larger assortments of products from suppliers and storing them in inventory requires significant capital investment. Similarly, operating warehouses equipped with the capabilities needed to receive and prepare orders for shipment is complex and expensive. CommerceHub helps to solve these problems by helping retailers leverage the "virtual inventory" of thousands of suppliers through a platform where retailers and suppliers can easily connect for product information sharing and order processing, and through which suppliers can process and ship customer orders on the retailers' behalf, with the retailers' branding and delivery speed promises, all while the retailer remains in control of the fulfillment process. In addition, by connecting with our large network of retailers and demand channels, suppliers are able to unlock new sources of demand for their products.
In the quickly evolving world of e-commerce, consumers have embraced online marketplaces, and they continue to increase their purchases on these online marketplaces, such as Amazon, eBay, Walmart Marketplace, Jet.com and others. This shift is driving substantially increased consumer expectations—shoppers now expect to find any product at any time, on any device, and to have it delivered to their doorsteps with fast and free or nearly-free shipping. We continue to enhance the CommerceHub software platform and introduce new features and solutions that help position our retailer and supplier customers for success as e-commerce continues to evolve.
Our solutions unite supply, demand and delivery and provide our customers with a single platform to source and market the products consumers desire and to have those products delivered more rapidly to the consumers' doorsteps. Specifically, we provide our customers with the following solutions, which are described in more detail below under "—Our Solutions and Capabilities":
Supply Solutions. Our "Supply Solutions" enable retailers and online marketplaces to expand their product offerings, without the economic and logistical limitations and risks typically associated with buying, storing and shipping physical inventory, by leveraging our network of almost 10,000 drop-ship-capable suppliers and other marketplace sellers that receive orders from demand channels and ship products directly to consumers.
Demand Solutions. Our "Demand Solutions" give retailers and suppliers greater access to consumer demand through access and product listing management capabilities for some of the largest and most important sales channels in North America, including major retailers, online marketplaces, such as Amazon, eBay, Walmart Marketplace and Jet.com, and other demand channels, including social and product advertising.

Delivery Solutions. Our "Delivery Solutions" facilitate rapid, cost-efficient, on-time delivery with greater control of, and visibility into, the consumer experience through more efficient use of 3PL providers, including national, regional, local and specialty delivery providers. For example, our SmartShipping solution enables retailers to automatically adjust carrier service levels to meet consumer delivery promise dates in the most cost-effective manner available based on the location of the inventory and the consumer. To help reduce delivery times, our network of 3PL partners helps retailers and other sellers distribute inventory to strategic locations that are closer to a wider distribution of their customers, enabling them to meet their customers' delivery expectations while reducing the delivery costs associated with doing so.
We seek to grow our business by:

•	continuing to grow overall usage by our existing customers, including the GMV and number of orders processed through our platform;

•	expanding the number of retailer-to-supplier connections within our existing customer base;

•	strategically partnering with our large retailer customers to increase the share of their total e-commerce volume that is enabled by CommerceHub’s solutions;

•
leveraging our expansive trading partner network to attract new suppliers and provide them with access to untapped demand from our many retailer and online marketplace customers, and to attract new retailer and online marketplace customers and connect them with our thousands of supplier customers;

•	enabling our existing customers to more easily sell their products through newly emerging e-commerce channels, such as social networks and mobile platforms;

•	expanding our offerings and customer base to new geographic markets outside of the United States and Canada;

•
partnering with selected existing and prospective customers, including consumer brands, that may be relatively new to direct-to-consumer selling, and helping them develop their e-commerce capabilities through our Supply, Demand and Delivery Solutions; and

•	continuing to develop, cross-sell and up-sell new e-commerce solutions and features that help our customers capture a larger share of the growing e-commerce market.
Our Role as Strategic Partner
CommerceHub is generally viewed as a "mission critical" partner to our retailer and supplier customers. Our solutions address some of the most important issues facing online sellers today. Retailers and brands that sell direct-to-consumer face a challenging market environment characterized by flat-to-declining retail store sales, more demanding consumer expectations in terms of product availability and delivery, and the proliferation of emerging search and social e-commerce channels to convert sales. CommerceHub's platform and solutions enable our customers to meet these market challenges and more efficiently grow their online sales as a percentage of their overall business.
We have a long history of successfully helping our customers reduce the overall complexity of their trading partner relationships to help grow their revenue through e-commerce. In addition, our solutions help our customers grow their online sales by facilitating more rapid fulfillment of orders and enabling them to capture more consumer demand through online marketplaces, social and product advertising and other demand channels. Many of our customers use our Supply Solutions to enable a large percentage of their overall online sales. Our Demand Solutions provide our customers with a valuable means for tapping into direct-to-consumer demand, and our Delivery Solutions help our customers to ensure a positive consumer experience. We believe that this combination of "supply" (enabling the fulfillment of consumer orders through a network of suppliers), "demand" (connecting suppliers and retailers to consumer demand by facilitating access to demand channels) and "delivery" (facilitating rapid, cost-efficient, on-time delivery to consumers) is unique in our industry and provides us with a compelling platform to continue to successfully grow our business.
Because our solutions play a critical role in helping our customers manage a complex array of business relationships in a highly competitive retail environment, we have benefited from strong loyalty and enduring, long-term relationships with our customers. In addition, we believe we are becoming an increasingly strategic partner to our overall set of trading partner customers as we become increasingly integrated into their systems and go-to-market efforts, as the amount of business conducted through our platform increases, and as more retailers and suppliers connect centrally into the CommerceHub platform.
Further enhancing our platform are value-added capabilities that we continue to develop, many of which are based on feedback we receive from our customers about challenges they face in their e-commerce businesses. For example, the following capabilities solve unique issues related to virtual inventory fulfillment, including:

•
managing high drop-ship order volumes with multiple parties: each retailer order must be managed with at least one third-party supplier that fulfills the order on the seller's behalf, which is more complex than traditional direct fulfillment, and this complexity increases exponentially when scaled across large retailer transaction volumes;

•
retail branding requirements: retailers frequently desire that the multi-party drop-ship fulfillment process be invisible to the consumer, which requires that third-party suppliers include retailer-branded packing slips and other materials in shipments to consumers;

•
insight, analytics and proactive error resolution: retailers must monitor and track a high volume of drop-ship orders and identify shipments that are at risk of missing the consumer's delivery promise date; and

•
third-party logistics: our ability to integrate with 3PL providers enables retailers and suppliers to locate inventory closer to broad distributions of consumers, helping them to increase delivery speeds and reduce delivery costs.

Our Industry
E-commerce has grown significantly over the last several years as consumers have increasingly shifted their retail purchases from traditional "brick-and-mortar" stores to online stores and marketplaces. This growth has been attributable to a number of factors, including:

•	the availability of a broader selection of merchandise online;

•	consumer convenience and ease of use;

•	more competitive and transparent pricing;

•	increased functionality and reliability of e-commerce websites;

•	the emergence of mobile-connected devices and specialized websites;

•	the proliferation of online distribution channels; and

•	the reduction in "brick-and-mortar" locations for many retailers.
As a result of these factors, consumers today have more options to discover, research and purchase products online. Although these e-commerce growth drivers create significant opportunity for retailers and brands, they also create additional complexities and challenges. Retailers and brands seeking new avenues to expand their online sales must manage product data, transactions and delivery promises across hundreds of highly fragmented online channels with different requirements for conducting business, varying data attributes, evolving business models and competitive pressure to increase the pace of innovation.
In addition to the shift toward e-commerce retailing, the organic growth of the economy and consumer spending provide an additional tailwind. In this environment, well-run brick-and-mortar retailers have increasingly focused on optimizing the interplay between their physical and online storefronts. This "omni-channel" approach allows customers to shop and interact between channels in a more fluid manner. For example, shoppers can buy a product online but pick it up in-store, retailers can fulfill online orders through in-store delivery by using their stores as warehouses, and shoppers can return a product purchased online to an in-store location. An omni-channel strategy enables a retailer to position its physical storefront not as a liability, but rather as part of a strategy to provide consumers with a more consistent, convenient and effortless retail experience, regardless of how they choose to engage the retailer. As a result of their success, we believe that omni-channel strategies now represent a more significant component of all retailers' revenue mix.
Growth in e-commerce spending has consistently outpaced overall growth in retail sales, a trend that is expected to continue. Based on data from the U.S. Department of Commerce, e-commerce spending in the U.S. has grown at a compound annual rate of approximately 15% since 2010, exceeding $390 billion in 2016 when it amounted to approximately 8.1% of all retail sales. During the same period, total non-inflation adjusted retail sales, offline and online, grew at a compound annual rate of approximately 4.0%.
E-commerce Fulfillment Industry Background
The e-commerce fulfillment industry enables thousands of retailers around the world to transact and grow their relationships with tens of thousands of suppliers. Additional participants in this market include third-party logistics providers, parcel carriers and other delivery companies, fulfillment and warehousing providers and sourcing companies. Supply chain management involves communicating data about the goods themselves, data related to the exchange of goods among these trading partners, and information about the many thousands of companies who are members of the supply chain community. At virtually every stage of the supply chain, there are inefficient, labor-intensive processes between trading partners with administrative and communication requirements, such as the exchange of product information between retailers and suppliers for the purpose of listing products for sale and verifying the status of goods before shipment, while in transit and upon delivery, to ensure that consumers receive the products they ordered by the date promised. Mistakes made during these processes negatively impact trading partners and their businesses, either through penalties that counter-parties impose, or through poor consumer experiences that discourage future purchases. E-commerce fulfillment solutions must address trading partners' needs for integration, collaboration, connectivity, visibility and data analytics to improve the speed, accuracy and efficiency with which goods are ordered and supplied.
The industry initially focused on electronically connecting retailers and suppliers over the Internet to avoid costly and error-prone manual, paper and fax-based communication processes. The next evolution included automating and streamlining these fulfillment transactions between retailers, suppliers and others in the supply chain, ensuring orders were placed accurately and quickly and that goods were delivered on time and in accordance with the retailer's requirements. As familiarity and acceptance of cloud-based services continues to accelerate, we believe that e-commerce participants, both large and small, will continue to turn to cloud-based solutions such as ours for their supply chain integration needs.
Traditional Solutions
Traditional e-commerce fulfillment solutions that are implemented using on-premise licensed software tend to focus primarily on fulfillment automation within a single facility and among a small network of trading partners. On-premise software provides connectivity between only one organization and its trading partners and typically requires significant time and technical expertise to configure, deploy and maintain, and to accommodate new trading partners added to the network. On-premise software licensors primarily link retailers and suppliers through the Electronic Data Interchange, or EDI, protocol that enables the structured electronic transmission of data between organizations. Because of set-up and maintenance costs, technical complexity and a growing volume of requirements from retailers, the traditional software model is not well-suited for many retailers and suppliers, especially where the network includes small and medium-sized suppliers with disparate systems and smaller information technology budgets.
Additionally, the traditional approach to supply chain automation involves a system architecture made up of many point-to-point connections between retailers and their suppliers. These multiple connections are inherently error-prone and can be difficult to adapt to changing requirements and market circumstances. For instance, if there is a broad trend in the market that many members of a retailing segment would like to adopt, a supplier would be faced with a series of enhancements, on a one-by-one basis, to the collection of connections they have with each of their retailers. Lacking flexibility and adaptability, traditional approaches do not have the architectural capabilities necessary for retailers and suppliers to maximize the opportunities presented by the rapid evolution of market trends.
Expansion of Product Assortments
While online retailing has removed the shelf-space constraints placed on retailers wanting to offer a large product assortment to consumers, it has not removed the physical and operational constraints of storing products in inventory and providing the capability to quickly ship products to consumers when they are ordered. In fact, the ability to offer massive numbers of products for sale online has put more pressure on retailers to invest in additional warehouse and distribution operations and to increase financial capital investments to purchase and maintain larger inventories of goods for sale. As an alternative to expensive infrastructure investment, retailers looking to increase the number of products they offer often turn to third-party fulfillment mechanisms, specifically drop-ship fulfillment, to offer a wider array of product assortments through virtual inventory, without the need for expanding distribution center capacity or increasing financial investment in inventory. With drop-shipping, a retailer or online marketplace seller is able to take a consumer's order and provide it to a supplier that then delivers the product directly to the consumer. The consumer perceives that the product was received directly from the retailer, even though the retailer never touched the ordered item.
Retailers impose their own specifications on their trading partners for electronically communicating their supply chain information. These specifications set the standards for transmitting and acknowledging invoices, inventory reporting, purchase orders and shipping notices. Suppliers that transact with multiple retailers need to accommodate different specifications unique to each retailer, which often vary based on a retailer's size, industry and technological capabilities. Suppliers that fail to comply with a retail partner's specifications risk errors with processing orders and compliance fines. Recurring performance issues may cause a retailer to discontinue its relationship with a supplier. As a result, suppliers are increasingly seeking out solutions to help them manage these challenges and improve their service levels with the retailers they supply.
Before retailers can list suppliers' products on their websites, they must first exchange data related to the supplier's products. Additionally, the retailer must transform the supplier-provided product data into a format that the retailer's online storefront supports and then must enhance the data in a way that makes the product appear more compelling to consumers. This enhancement includes rewriting product titles and descriptions, creating additional data attributes that describe the products and manipulating product images to conform to the retailer's standards. All of this work falls under the responsibility of individual retailer and supplier employees, who frequently rely on general purpose software and tools, such as email and spreadsheets, to accomplish these tasks, resulting in labor-intensive and error-prone processes with no activity tracking or management capabilities. The inefficiency of this process directly impacts a retailer's financial performance by increasing the amount of time and resources required to list products for sale online, or by reducing the number of products a retailer is able to carry online due to capacity constraints resulting from the manual tasks. A similar exercise takes place in the context of an online marketplace, where sellers must list products for sale and describe them in a manner that conforms to the marketplace's requirements.
Driving Demand
E-commerce is a large and global market that continues to expand as retailers and suppliers increase their online sales. However, it is also an increasingly complex and fragmented market due to the hundreds of channels available to retailers and suppliers and the rapid pace of change and innovation across those channels. Historically, a retailer or supplier might have simply established an online storefront and used a basic paid search program to drive traffic to its website. Today, in order to gain consumers' attention in a more crowded and competitive online marketplace, many retailers and an increasing number of suppliers sell their merchandise through an omni-channel strategy where each channel has its own rules, requirements and specifications. In addition, retailers and suppliers often seek to sell their products in multiple countries, each with its own local consumer preferences and behaviors.
The fragmentation and increasing complexity of e-commerce channels are placing greater demands on retailers and suppliers that seek to grow their online sales. These retailers and suppliers need omni-channel solutions that enable them to integrate their product offerings and inventory across multiple online channels. Traditional solutions, however, typically suffer from several limitations. In-house solutions are often costly, slow to implement and difficult to keep current. External solutions are often too narrowly tailored or aimed at helping retailers and manufacturers manage a single online channel or single category of channels rather than multiple platforms in a unified approach.
Delivering Products
From the consumer's perspective, an e-commerce transaction is not complete until the ordered products arrive at their doorstep. There is room for error in even the simplest fulfillment process where a retailer is operating a single distribution facility with a small inventory of products. The complexity of having a large network of third-party drop-ship suppliers and third-party fulfillment providers significantly increases the management complexity and likelihood of error. Instead of managing a single distribution facility, a retailer must ensure that hundreds, and potentially thousands, of third-party suppliers are shipping the correct product to the correct consumer address and that the product will arrive at the consumer's doorstep by the date the retailer promised. Every e-commerce order must be split into its component "line items" and transmitted to the relevant supplier, which must then select the appropriate carrier service level to meet the delivery promise date. Without management of the process across suppliers, the retailer risks uncontrolled costs as each supplier makes its own shipping decisions and then charges back to the retailer the cost of delivery. However, the consequences of poor supplier network performance are even more significant, as the consumer will blame the retailer for any fulfillment problems caused by the third-party supplier or fulfillment provider, thus damaging the customer's perception of the retailer's brand.
Our Solutions and Capabilities
Our solutions help retailers, consumer brands, manufacturers, distributors and other market participants reduce the complexity of selling products through online sales channels, including sourcing through multiple suppliers, selling on emerging online sales channels and delivering products to consumers. Beyond the cloud-based software required to build and operate successful e-commerce strategies, we provide our solutions to our customers together with highly targeted services that help them rapidly adopt and maximize the utility of our solutions. By combining our software with value-added services, we enable easier adoption of the most effective strategies and tactics for product merchandising, online marketing and product delivery.
Our solutions include:
Supply Solutions: Assortment Expansion through Drop-Ship Fulfillment.    The core CommerceHub solution enables our retailer customers to communicate electronically with their drop-ship suppliers through a single, integrated connection. Through this "virtual inventory" solution, retailers are able to link their order management systems, or OMS, to each supplier's system to exchange order processing data in compliant formats, allowing for better order and inventory coordination. By using our platform, retailers are able to communicate orders to their suppliers, view data indicating the inventory quantity each supplier has available, receive updates regarding the shipment of orders, view reports that describe each supplier's fulfillment performance and receive notifications when exceptions in the fulfillment process occur. Suppliers are able to receive and manage orders from multiple retailers through a web-based application (or a system-to-system connection for high-volume suppliers) and print retailer-branded packing slips for inclusion in shipments to consumers, all while complying with each retailer's exacting requirements without needing to understand the retailer's underlying technical protocols. Retailers using our assortment expansion solution are able to compete more effectively in the market through the operation, at scale, of various delivery strategies, including drop-shipping, ship-to-store, in-store special orders and optimized delivery.
Our assortment expansion solutions include the following capabilities:

•
Distributed Inventory Management—Our inventory management capability allows retailers to receive aggregated and geographically identified inventory data feeds from a large network of suppliers. Instead of manually receiving and processing individual inventory feeds separately for each of their suppliers, our inventory management capability aggregates disparate inventory data files and provides the resulting output to the retailer in a transformed file format that can be imported directly into the retailer's inventory management software to provide an updated view of the products available for sale from its suppliers and to avoid listing out-of-stock products as available for sale. Including geographic location information in the inventory data feed enables retailers to select more efficient and cost-effective delivery methods, facilitating product shipment from warehouses that are closer to the delivery destination.

•
Compliance Management—Our compliance management capability tracks supplier delivery performance, which is then aggregated and presented to the retailer in the form of performance reports and supplier "scorecards." These scorecards provide a snapshot of each supplier's fulfillment performance, helping our retailer customers better manage and assess the performance of their supplier network. Retailers can also use this enhanced visibility to identify trends and address systemic issues across their supplier network to improve the consumer experience by increasing the pace and accuracy of order fulfilment. This capability also benefits suppliers by helping them improve performance and increase their volumes with retailers.

•	Returns Management—Our returns management capability helps retailers manage the process of accepting returns from consumers.

•
LTL and Special Order Management—Our "Less-Than-Truckload" ("LTL") shipping and special order capabilities provide detailed visibility and management tools to facilitate the fulfillment of complex orders that require the coordination of several parties, including third-party delivery agents and installers.

•
Product Content Collection, Management and Syndication—Our product content capabilities enable retailers to automate the process of communicating their product content specifications to suppliers and enable suppliers to more efficiently upload their product catalog into CommerceHub's cloud-based environment in a format that is consistent with the retailer's requirements, thereby reducing the time and effort required for retailers to list new products for sale. Through our cloud-based software, the retailer is able to efficiently collect and manipulate product content so that it meets the retailer's specifications and then export the compliant content to its website to expedite the process of adding products to their assortment.

Demand Solutions: Consumer Demand Generation.    Our demand solutions allow sellers to upload their entire product catalog to our platform and then transform and syndicate that product catalog to a wide array of e-commerce demand channels to facilitate consumer demand generation. In contrast to competing solutions, our platform acts as the single source for a seller's entire product offering with the capability to transform product data into a format that is tailored to each demand channel's unique requirements. Instead of the time-consuming process of managing point-to-point integrations with online demand channels, sellers can upload their catalog once and then create content rules that transform and map the product data in a way that is optimized for each channel.
Our demand solutions facilitate multiple revenue-enhancing strategies for retailers and consumer brands and include the following capabilities:

•
Cross-Channel Optimization for Online Marketplaces—Our channel optimization capabilities provide the ability for retailers and brands to sell through an array of online marketplaces, such as Amazon, eBay, Walmart Marketplace and Jet.com, while maintaining compliance with each marketplace's technical requirements. Sellers list the products they have for sale and provide price and inventory updates to the marketplace on an ongoing basis. When consumers buy products, our cloud-based software tracks the orders from the marketplaces to the seller for fulfillment.

•
Cross-Channel Optimization for Digital Advertising—Our channel optimization capabilities for digital advertising manage the listing and configuration of product advertisements on a variety of different e-commerce marketing channels, including Google and social networks such as Facebook and Pinterest. Leveraging the data provided by the catalog capability of our demand solutions, the digital advertising capability enables sellers to optimize performance on supported e-commerce marketing channels by simplifying the process of managing a large number of online advertisement campaigns per channel. A seller that wants to create and manage hundreds of online advertisement campaigns on Google can significantly reduce their workload through one process, managed through our software, which uses content rules to replicate campaign configuration across hundreds of campaigns.

Delivery Solutions: Enhanced Delivery Experience.    Our solutions for enhanced delivery experience help retailers and suppliers improve the efficiency of their consumer delivery networks through the application of algorithms that optimize shipping decisions and more effectively allocate physical product inventory across fulfillment locations.
Our solutions for enhanced delivery experience include the following capabilities:

•
Shipping Optimization—Our shipping optimization capability allows retailers to use efficient algorithms to make shipping decisions that help our retailer customers reduce costs and delivery times and meet consumer promise dates. For example, retailers can use our solutions to automatically downgrade a shipment from the two-day priority service level to the more cost-effective ground service level if shipment via ground will meet the consumer's delivery promise date. Alternatively, a retailer can upgrade the service level of shipments that are at risk of arriving to the consumer late, based on the geographic location of the consumer, the supplier shipping the product and the date by which the consumer was promised delivery.

•
Integrated Third-Party Logistics Providers—Our integrated 3PL capability allows retailers and suppliers to partner and place physical inventory with 3PL providers that provide access to warehouses located closer to a broader distribution of consumers. The integrated 3PL providers are then able to act as suppliers to the retailer (or supplier) and ship products to consumers that are located near the 3PL providers' facilities, which reduces delivery costs and increases delivery speeds.

Our Revenue
The majority of our revenue is variable and tied to usage fees that are based on the volume of transactions our customers process through our platform. The remaining portion of our revenue comes from recurring subscription fees as well as set-up and professional services fees.
Usage revenue accounted for 69% of our total revenue for the year ended December 31, 2016 and is derived primarily from fees charged to retailers and suppliers for their use of our platform to conduct business with their trading partners. Currently, these usage fees are predominantly driven by the volume of customer orders that are processed through our platform using our Supply Solutions. Usage revenue also consists of fees for activity related to inventory management and third-party communication and fees related to the volume of online sales our customers achieve on certain demand channels.
Subscription revenue accounted for 25% of our total revenue for the year ended December 31, 2016. A customer's recurring subscription fee is fixed based on several factors, including, but not limited to, the number and type of trading partners (e.g., online retailers) that a customer is connected to through our platform, the number and type of demand channels (e.g., marketplaces, digital advertising channels and social networks) a customer accesses through our platform, the adoption of certain available feature upgrades that further enhance the functionality of our platform, and, for certain customers, the amount of annual order volume achieved through our platform. Total recurring subscription revenue grows as new customers join the platform, connect and create relationships with other trading partners and adopt new features and upgrades.
Set-up and professional services accounted for 6% of our total revenue for the year ended December 31, 2016 and is derived from services we provide to new and existing customers, including highly targeted services that are focused on helping our customers quickly adopt our solutions and maximize their utility.
Our revenue is currently generated primarily from the United States and Canada. For financial information related to the geographic areas in which we do business, see Note 2 to the accompanying audited consolidated financial statements. No single customer accounted for more than 10% of our total revenue in either of the years ended December 31, 2016 or 2015. However, our revenue model is primarily based on retailer and supplier program relationships whereby many revenue-generating supplier transactions conducted through our platform may be attributable to a single retailer ("Total Program Revenue"). There were two customers with Total Program Revenue that accounted for more than 10% of our total revenue in the year ended December 31, 2016, and there was one such customer in the year ended December 31, 2015. Furthermore, there were six customers with Total Program Revenue that accounted for more than 5% of our total revenue in the year ended December 31, 2016.
Seasonality
The e-commerce marketplace is affected by the same seasonality as the traditional brick-and-mortar marketplace, and many of our customers typically realize a significant portion of their sales in the fourth quarter of each calendar year. Although our customers do not all experience the same seasonal variation, and some customers may have seasonal peaks that occur in periods other than the fourth quarter, the seasonality of our customers' businesses impacts our financial results and may become more concentrated as we continue to expand our solutions to more customers. If our customer base changes to include more customers that experience more concentrated seasonal variation, our revenue may fluctuate significantly among quarters. Historically, the percentage of our annual revenue has been relatively uniform over the first three quarters of the year with approximately 33% to 34% of our annual revenue being generated in the fourth quarter.
Regulatory Matters
General
Various laws and regulations in the United States and foreign countries apply, both directly and indirectly, to our online commerce business, including laws and regulations regarding privacy, online commerce and communications, taxation, intellectual property and the provision of goods and services through the Internet. U.S. and foreign laws and regulations are subject to the actions of a range of governing and legislative bodies and to the interpretations of a range of courts, making their application to our business uncertain and subject to change.

Data Privacy and Security
We are subject to laws governing the collection, use, retention, security and transfer of personally identifiable information about our customers. The enactment, interpretation and application of user data protection and privacy laws are in a state of flux, and the interpretation and application of such laws may vary from country to country. For example, on December 15, 2015, the European Commission, the European Parliament and the Council of the European Union (the "Council") reached agreement on a new General Data Protection Regulation ("GDPR") that gives consumers additional rights and imposes additional restrictions and penalties on companies for illegal collection and misuse of personal information. The European Parliament and the Council adopted the GDPR in April 2016, and it is scheduled to take effect in May 2018. Further, on October 6, 2015, the Court of Justice of the European Union ("EU") invalidated the "Safe Harbor Framework," which had allowed companies to collect and process personal data in EU nations for use in the United States. In early 2016, EU and U.S. authorities reached agreement on a new data transfer framework called the EU-U.S. Privacy Shield, which became fully operational on August 1, 2016. However, the validity of Privacy Shield framework has been challenged in EU courts, and the long-term viability of the Privacy Shield remains uncertain. Finally, on January 10, 2017, the European Commission proposed new regulations regarding privacy and electronic communications, including additional regulation of the Internet tracking tools known as “cookies.”
     In the United States, the Federal Trade Commission has released a privacy policy framework and principles and has called for federal legislation to require organizations that suffer a breach of security related to personal information to provide notice of such breach. In the absence of federal legislation, most states and the District of Columbia and Puerto Rico have adopted laws requiring notification to users when there is a security breach affecting personal data. Complying with differing national and state requirements may cause our business to incur substantial costs. In addition, online commerce businesses such as ours have publicly available privacy policies and practices regarding the collection, use and disclosure of user data. A failure to adequately disclose all relevant company data collection and usage practices in such privacy policies, or to comply with such privacy policies or with the regulatory requirements of federal, state or foreign privacy laws, could result in proceedings or actions by governmental agencies or others (such as class action litigation), which could adversely affect our business. Technical violations of certain privacy laws can result in significant penalties, including statutory penalties. In 2012, the Federal Communications Commission (the "FCC") amended its regulations under the Telephone Consumer Protection Act (the "TCPA"), which could subject our business to increased liability for certain telephonic communications with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek recovery for actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble such damage awards for willful or knowing violations. Data collection, privacy and security continue to be significant and growing public concerns. Congress and individual states and foreign legislative bodies may consider additional online privacy legislation.
Online Commerce
Our business also must comply with other federal, state and foreign laws, rules and regulations regarding online communications and commerce to the extent applicable to our business. For example, the Children's Online Privacy Protection Act prohibits web sites directed to children under the age of 13 from collecting personally identifiable information online from such children without parental consent and imposes a number of operational requirements. Certain email activities are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, commonly known as the "CAN-SPAM" Act. The CAN-SPAM Act regulates the sending of unsolicited commercial email by requiring the email sender, among other things, to comply with specific disclosure requirements and to provide an "opt-out" mechanism for recipients. Both of these laws include statutory penalties for non-compliance. The Digital Millennium Copyright Act limits, but does not eliminate, liability for listing or linking to third-party websites that may include content that infringes on copyrights or other rights so long as our business complies with the statutory requirements. Various U.S. states also have adopted laws regulating certain aspects of Internet communications, websites, marketing and online commerce. On February 24, 2016, President Obama signed legislation that permanently extends the moratorium on state and local taxes on Internet access and commerce. The EU has enacted a variety of Directives (separately implemented by each EU member state via local legislation) and Regulations (directly applicable to all EU member states) relating to online commerce, including Directive 2000/31/EC on Electronic Commerce, Directive 2011/83/EU on Consumer Rights, and the GDPR.
Additional Internet-related laws, rules and regulations may be adopted in the future on issues such as emerging commerce technologies and marketing approaches, Internet access, cross-border online transactions, defamatory speech, copyright infringement, pricing and characteristics and quality of products and services. Such additional laws or regulations may slow the growth of e-commerce services and the Internet, which could in turn cause a decline in the demand for our customers' online commerce business, and increase our cost (or our customers' cost) of doing business or otherwise have an adverse effect on our business, prospects, results of operations, financial condition and/or cash flows. Moreover, the applicability of existing laws governing issues such as property ownership, libel, personal privacy and taxation to commercial online services and the Internet is uncertain and could expose our business to substantial liability.

In 2015, the FCC adopted rules in its open Internet proceeding that could restrict the ability of broadband providers to block or otherwise disadvantage our business. Among other things, the open Internet (or "net neutrality") rules prohibit Internet service providers from: (1) blocking access to, or impairing or degrading, legal content, applications, services or non-harmful devices; and (2) favoring selected Internet traffic. On June 14, 2016, the United States Court of Appeals for the District of Columbia Circuit denied petitions for review filed by several broadband providers challenging the new open Internet rules, but the rules remain subject to additional appeals. Congress or the FCC may seek to modify or repeal open Internet rules in the future.
Proposed Changes in Law and Regulation
The regulation of Internet services and access, privacy, data protection, e-commerce and related matters is subject to the political process, has been in constant flux over the past decade and is expected to remain in flux. Further material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that our business will not be adversely affected by future legislation, regulation or deregulation.
Intellectual Property
We rely on a combination of trademarks, copyrights, domain names, trade dress and trade secrets to protect our proprietary technology, our software code, our performance data and our brand. Certain of our intellectual property rights have been acquired through third-party licenses and agreements. We protect our intellectual property by relying on confidentiality procedures and contractual provisions, as well as on international, national, state and common law rights. In addition, we enter into confidentiality and invention assignment agreements with employees and contractors and confidentiality agreements with other third parties. We protect our brands through trademark registration of our core brands, maintenance of our trademark portfolio, contractual trademark rights protection and reliance on common law trademark rights. We also register copyrights and domain names as necessary.
Research and Development
For financial information related to our research and development activities, see the discussion of our operating expenses for the years ended December 31, 2016, 2015 and 2014 included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and see our consolidated statements of comprehensive income (loss) and the related notes included in Item 8, "Financial Statements and Supplementary Data."
Competition
We compete primarily with other SaaS providers servicing the e-commerce industry. However, the competitive dynamics of our market are unpredictable because it is fragmented and rapidly evolving. Due to the nature of our business and the variety of products we offer, we do not believe there is any particular competitor or small group of competitors that compete with our business as a whole. Rather, our competitors vary by our solutions and offerings. Our Supply Solutions also face competition from in-house developed solutions used by retailers that choose to build and maintain their own proprietary integrations to suppliers and online channels, using a combination of order management, custom written software and value-added networks.
We believe that there are several factors unique to our business that differentiate our solutions in the competitive marketplace, including:

•	the network effect of our existing connections and relationships with a diverse group of leading online retailers, suppliers, 3PL providers and other trading partners;

•	the fulfillment management capabilities of our Supply Solutions that enable retailers to operate large scale drop-ship fulfillment programs with a high degree of consumer satisfaction;

•
our history of long-term relationships with a blue-chip retailer customer base and our deep experience successfully serving and contributing to the growth of large retailers, which engenders trust in our capabilities as prospective retailers and suppliers consider engaging our services;

•	the breadth of our platform's existing integrations and support for a wide variety of online demand generation channels, including retailers and marketplaces;

•	our focus on data-quality software and services to structure product data in an optimized format for each online channel;

•	a history of establishing and maintaining reliable integration connections with our trading partners;

•	a proven, scalable technology with easy-to-use and accessible software and services;

•	our brand recognition and reputation in the markets in which we operate; and

•	the reliability and performance of our cloud-based software.

Employees
As of December 31, 2016, we had approximately 345 full-time and part-time employees, substantially all of whom are located in the United States. None of our employees were represented by a labor union or covered by a collective bargaining agreement. We believe that our employee relations are good.
Corporate History
Our Company was founded in 1997 in Albany, New York by our President and Chief Executive Officer, Francis Poore, and our Chief Technology Officer, Richard Jones. It was acquired by an affiliate of Liberty Interactive Corporation, our former parent company ("Liberty"), in 2006 and became a subsidiary of Liberty in 2010.
During November 2015, the board of directors of Liberty authorized a plan to distribute shares of our Company to holders of its Liberty Ventures common stock (the "Spin-Off"). CommerceHub, Inc. was a newly formed Delaware corporation that, pursuant to an internal restructuring, effective July 21, 2016, became the parent company of Commerce Technologies, LLC, a Delaware limited liability company that, as a result of the restructuring, is the successor to Commerce Technologies, Inc. ("CTI"), the entity through which CommerceHub transacted prior to the Spin-Off. Following the completion of the Spin-Off on July 22, 2016, CommerceHub now operates as a stand-alone publicly traded company and neither Liberty nor CommerceHub has any stock ownership, beneficial or otherwise, in the other. Our Series A and Series C common stock began trading on the Nasdaq Global Market on July 25, 2016 under the symbols "CHUBA" and "CHUBK," respectively, and our Series B common stock began trading in the market for unlisted securities (the "OTC Markets") on July 25, 2016 under the symbol “CHUBB.”
Our headquarters and principal executive offices are located at ZEN Building, 201 Fuller Road, 6th Floor, Albany, New York, 12203, and our telephone number is (518) 810-0700.
Available Information
Our website is located at www.commercehub.com, and our Investor Relations website is located at ir.commercehub.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments thereto filed or furnished with the Securities and Exchange Commission (the "SEC") pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available through our Investor Relations website, free of charge, after we file them with the SEC. We also provide a link to the section of the SEC's website at www.sec.gov that has all of the reports and other information that we file or furnish with the SEC. You may read and copy any materials we file or furnish with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You can get information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
In addition to the reports and other information we file and furnish with the SEC, investors and others should note that we intend to use our Investor Relations website, located at ir.commercehub.com, as a means of disclosing material non-public information, including material financial and operating information, to the investment community and for complying with our disclosure obligations under Regulation FD of the Exchange Act. We webcast via our Investor Relations website our earnings calls and certain other events we participate in or host with members of the investment community. Our Investor Relations website also provides notifications of news and/or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases and other information we may post on our Investor Relations website from time to time. In addition, we use social media and our blog (located at www.commercehub.com/blog) to communicate with the public about our Company, and it is possible that information we post on social media or our blog could be deemed to be material. Accordingly, in addition to following our SEC filings, press releases and public conference calls and webcasts, investors should monitor and review closely the information we post on our Investor Relations website and the social media channels listed on our Investor Relations website and our blog.
The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors

You should consider carefully the risks described below and all of the other information included in this Annual Report on Form 10-K, including the section entitled "Cautionary Note Regarding Forward-Looking Statements," in evaluating our Company. Any of the following risks, if realized, could have a material adverse effect on our business, prospects, financial condition, results of operations and/or cash flows. The risks described below are those we consider the most material, although they are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently view as immaterial could also materially adversely affect us.
Risks Relating to Our Business
Consolidation or simplification of the e-commerce industry could diminish demand for our solutions.
The e-commerce industry is currently a complex and fragmented industry, and our solutions are designed to help customers navigate these disparate online channels. Although the number and variety of online channels available to retailers and their suppliers have generally been increasing, the share of online sales made through a small number of larger channels, particularly Amazon, has also been increasing. If the trend toward consolidation around a few large online channels accelerates, the difficulties faced by retailers and manufacturers, which our solutions are meant to address, could decline. This shift could allow more companies to maintain these solutions in-house or through on-premises software solutions they manage. We have also seen certain large retailers expand their own online distribution channels, including Walmart's launch of the Walmart Marketplace and acquisition of Jet.com. If our solutions become less important to retailers and their suppliers, our sales and opportunities for growth could decline and our business, prospects, financial condition, results of operations and/or cash flows could be negatively impacted.
We may not be able to compete successfully against current and future competitors.
The market for e-commerce solutions, applications and services is very competitive. While no single competitor currently offers all of the solutions that we offer, we do have competitors with longer operating histories, larger customer bases and greater financial, technical, marketing and other resources than we have. Increased competition may result in reduced pricing for our solutions, longer sales cycles or a decrease in our market share, any of which could negatively affect our business, prospects, financial condition, results of operations and/or cash flows.
A number of competitive factors could cause us to lose potential sales or to sell our solutions at lower prices or at reduced margins, including, among others:

•	current and potential customers may develop or expand their existing use of competing in-house solutions or may acquire external solutions or providers of solutions, rather than pay for our solutions;

•
marketplaces, retailers and other demand channels, which typically offer software tools, often for free, that allow trading partners seeking to sell on these channels to connect to them may decide to compete more vigorously with us or make it easier for our customers to self-service their omni-channel strategy, rather than relying on our offerings to assist their efforts;

•
competitors may adopt more aggressive pricing policies and offer more attractive sales terms, adapt more quickly to new technologies and changes in customer requirements, and devote greater resources to the promotion and sale of their products and services than we can;

•	current and potential competitors may establish cooperative relationships among themselves or with third parties to enhance their products and expand their markets;

•	new competitors or alliances among competitors may emerge and rapidly acquire significant market share;

•
current and potential competitors may offer technology or services that address one or more e-commerce needs at a lower price point or with greater depth than our solutions and may be able to devote greater resources to those solutions than we can; and

•	software vendors could bundle e-commerce solutions with other solutions or offer such products and services at a lower price as part of a larger product sale.
In addition, if one or more of our competitors were to acquire, merge with or partner with another of our competitors, our ability to compete effectively could suffer. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic partners or other parties with whom we or our customers or prospects have relationships, thereby limiting our ability to promote our solutions. Consolidation in our industry is likely to increase and could negatively impact our business.
Competition in our industry may also intensify as our competitors raise additional capital and enter into business combinations or alliances. New competitors may also emerge as established companies in other market segments or geographic markets expand into our market segments or geographic markets. If we cannot compete successfully, our business, prospects, financial condition, results of operations and/or cash flows could be adversely affected.
The loss, poor performance or financial difficulty of one or more of our larger customers could have a material adverse effect on our financial results.
Some of our retail customers and their trading partners have experienced financial difficulties, particularly certain traditional brick-and-mortar retailers. Insolvency, credit problems or other financial difficulties confronting our customers could expose us to financial risk. Additionally, if our customers reduce the volume or size of the e-commerce sales they process or generate through our platform, for example, as a result of declines in our customers' overall sales or greater reliance on fulfillment methods that do not utilize our services, our business, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.
Our revenue model, in large part, is based on retailer and supplier program relationships whereby many revenue-generating supplier transactions conducted through our platform may be attributable to a single retailer. Although no single customer accounted for more than 10% of our total revenue in either of the years ended December 31, 2016 or 2015, there were two customers with Total Program Revenue that accounted for more than 10% of our total revenue in the year ended December 31, 2016, and there was one such customer in the year ended December 31, 2015. Furthermore, there were six customers with Total Program Revenue that accounted for more than 5% of our total revenue in the year ended December 31, 2016.
Our customers have no obligation to renew their subscriptions after their subscription period expires, and these subscriptions may not be renewed on the same or on more profitable terms. As a result, our ability to grow depends in part on subscription renewals and our ability to meet or exceed our customers' expectations. In addition, a significant portion of our revenue is based on the volume of transactions our customers complete using our platform. This volume often directly correlates to demand for our customers’ products, so if our customers are unable to generate and maintain demand for and sales of their products, they may send fewer transactions through our platform, resulting in lower revenue to us. Furthermore. many of our contracts are non-exclusive, so it is possible that our customers could send fewer transactions through our platform at any time during the contract term, for any reason or no reason at all. We may not be able to accurately predict future trends in customer renewals or transaction volumes, and our customers' renewal rates volumes may decline or fluctuate because of several factors, including but not limited to the cost of our services, dissatisfaction with our services, the cost or nature of services offered by our competitors, reductions in our customers' spending levels, internalization of alternative technology solutions by our customers or changes in demand for our customers' products. If our customers do not renew their subscriptions, renew on less favorable terms, complete fewer transactions or fail to grow their business using our platform, or do not purchase additional offerings to complement their existing services, our business, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.
The e-commerce market changes rapidly, and our inability to respond to changes in a timely manner could have a material adverse effect on our business.
The e-commerce market can change rapidly in multiple ways through frequent new product and service introductions, frequent changes in rules, specifications and other requirements and evolving industry standards. Our ability to attract new customers and retain and increase revenue from existing customers is dependent on our ability to understand the changes that are affecting the e-commerce marketplace and to adapt our solutions at a rapid pace to address those changing market conditions. To achieve market acceptance for our solutions, we must effectively anticipate and offer solutions that meet changing customer demands, sales and marketing channels and third-party requirements in a timely manner. Customers and the e-commerce channels that they utilize may require features and capabilities that our current solutions do not have. If we fail to develop solutions that satisfy customer preferences in a timely and cost-effective manner, our ability to renew our contracts with existing customers and our ability to create or increase demand for our solutions will be impaired.
We may experience difficulties with software development, industry standards, design or marketing that could delay or prevent our development, introduction or implementation of new solutions and enhancements. In addition, the introduction of new solutions by competitors, the emergence of new industry standards or the development of entirely new technologies to replace existing offerings could render our existing or future solutions obsolete.
As the e-commerce industry continues to evolve, new demand channels and new technologies will emerge to offer consumers new ways to purchase products. We monitor these new demand channels and technologies and attempt to predict which channels are likely to be successful to select projects we anticipate will generate a positive return on our development investment. Our customers may expect us to support a broader array of demand channels than may be commercially feasible, especially emerging channels that are considered likely to be successful by popular opinion, the media and other industry experts. We may therefore be compelled to invest heavily in development resources to enhance our offerings to support new channels that fail to attract consumer usage, take an unexpectedly long time to attract consumer usage, or are successful for our customers and consumers but are disproportionately costly for us to maintain and support. We may devote resources to advancements that are ultimately unsuccessful, at the expense of other projects that may be more successful, incurring significant opportunity cost to do so. If we deploy significant resources to particular platforms that ultimately fail to attract market participants or materialize as anticipated, we may incur costs that we never recover.
If we are unable to successfully develop or acquire new capabilities and functionality, enhance our existing solutions to anticipate and meet customer preferences and rapidly evolving industry requirements or sell our solutions into new markets, if we fail to realize returns on development initiatives, or if our customers require that we service technologies that are too costly to maintain, our business, prospects, financial condition, results of operations and/or cash flows could suffer a material adverse effect.
If fewer retailers elect to rely on drop-ship delivery as a means to expand their product assortments, demand for our solutions could decline.
We derive, and expect to continue to derive, a substantial portion of our revenue from the sale and usage of our solutions that enable retailers to increase product offerings through drop-ship solutions in which products ship directly from a manufacturer or distributor. While the market trend has been to increase the use of drop-ship solutions as a means to offer more products without assuming associated inventory risk, use of drop-ship delivery requires retailers to entrust order fulfillment and delivery of products to the network of third-party suppliers that ship on the retailer's behalf. If more retailers elect instead to expand their own warehouses and inventory to assume greater control over order fulfillment, rather than employing drop-shipping solutions, or if other methods of fulfillment emerge that are perceived as more effective than drop-shipping, demand for our solutions could decline, which could have a material adverse effect on our business, prospects, financial condition, results of operations and/or cash flows.
Conditions in the global economy, the markets we serve and the financial markets may adversely affect us.
Our business is sensitive to general economic conditions. Slower global economic growth, the credit market crisis and European debt crisis, uncertainty relating to the Euro and British Pound Sterling, particularly following the United Kingdom's announcement of its intention to exit from the EU, high levels of unemployment globally, reduced levels of capital expenditures, changes in government fiscal and monetary policies, government deficit reduction and budget negotiation dynamics, sequestration, other austerity measures and other challenges affecting the global economy adversely affect us and our customers, including having the effect of:

•	reducing demand for our products and services and limiting the financing available to our customers, resulting in longer sales cycles and slower adoption of new technologies;

•	increasing the difficulty in collecting accounts receivable;

•	increasing price competition in the markets we serve;

•	increasing the risk that we could be required to record charges relating to restructuring costs or the impairment of assets; and

•
increasing the risk that our counterparties will become insolvent or otherwise unable to fulfill their contractual obligations to us, which, in addition to increasing the risks identified above, could result in preference actions against us.

Improvement in the global economy remains uneven and uncertain. If slower growth in the global economy or in any of the markets we serve continues for a significant period, if there is significant deterioration in the global economy or any of the markets we serve or if improvements in the global economy do not benefit the markets we serve and our customers, our business, prospects, financial condition, results of operations and/or cash flow could be materially adversely affected.
Our business is dependent on our ability to maintain and scale our technical infrastructure.
As our customer base and the amount and types of information shared on our platform continue to grow, we must be able to increase our technical infrastructure, including network capacity and computing power, to satisfy the growing needs of our customers. If we fail to effectively scale and grow our technical infrastructure to accommodate these increased demands, our reputation could be negatively affected.
We have experienced, and may continue to experience, significant growth in the scope of our business operations. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to expand our overall business, customer base, headcount and operations both domestically and internationally, with no assurance that we will be successful in these efforts or that our business or revenue will continue to grow in any event.

We have also experienced significant growth in the number of users and transactions and the amount of data that our infrastructure supports. We seek to maintain adequate excess capacity in our infrastructure to be sufficiently flexible and scalable to meet the needs of all of our customers, to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments and to handle spikes in usage, but the provision of new network infrastructure requires significant lead time. If we do not accurately predict our infrastructure capacity requirements, particularly during periods of increased traffic, or if customer traffic patterns significantly change, our customers could experience service degradation or disruption that could result in customer losses and may subject us to financial penalties and liabilities. If our cloud network infrastructure capacity fails to keep pace with increased sales and customer expansion, customers may experience delays as we seek to obtain additional capacity, which could harm our reputation and adversely affect our business and prospects.
Our future success will depend, in part, upon our ability to manage growth effectively. If we do not effectively manage our growth, the quality of our solutions and services may suffer, which could negatively affect our reputation and demand for our solutions and have a material adverse effect on our business, prospects, financial condition, results of operations and/or cash flows.
Cybersecurity incidents could harm our business and negatively impact our financial results.
Our business involves the collection and use of confidential and otherwise sensitive information of our customers and their trading partners, including, for example, customer shipping information and purchasing habits. The collection and use of this information sometimes requires us to integrate with or access our customers' information systems and other systems operated by our partners and third-party technology providers. We serve as a conduit for transmitting information between our customers and their trading partners, as well as the third-party platforms they use for e-commerce transactions, and cannot operationally control the nature of the information transmitted through our systems. In addition, given our critical role as a service provider to the retail industry, we may be an attractive target for such attacks. If third parties are able to gain unauthorized access to our system and use that system as a means to access systems operated by our customers, partners or third-party providers, our customers' trust in our security practices and our business could be impaired.
We cannot assure you that our efforts to prevent unauthorized access to or use of information we process or control will always be successful. Our security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error or misconduct, malfeasance or otherwise, and any such breach may result in one or more third parties obtaining unauthorized access to our customers' data or our data, including our intellectual property and other confidential or other sensitive information, or our information technology ("IT") systems. Additionally, we may be subject to social engineering or other tactics that attempt to fraudulently induce our employees, vendors, technology partners or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers' data or our data or IT systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Malicious parties may also conduct attacks designed to temporarily deny customers access to our services or our customers' websites.
If our information security efforts are compromised, or if we fail to detect and appropriately respond to a data security breach, we could be subject to legal or regulatory action, including direct claims by customers or other injured parties, class actions, shareholder derivative suits and governmental action. A data security breach may also negatively affect our reputation, increase our insurance costs or result in loss of coverage, and we may need to incur other significant costs to protect against information security breaches in the future. In addition, because of the critical nature of data security, any perceived breach of our security measures or harm to our reputation could cause existing or potential customers not to use our solutions. Any of these outcomes could have a material adverse effect on our business, prospects, financial condition, results of operations and/or cash flows.
In addition, our customers' or our partners' online and other sales may be significantly impacted by cybersecurity incidents limiting the number of revenue-generating transactions they conduct through our platform. For example, our customers or partners may experience "denial-of-service" type attacks that could make all or portions of such customers' or partners' websites unavailable for periods of time. Because a significant portion of our revenue is derived from transactions effected on (or through) our customers' and partners' websites, operational disruptions such as these could cause our revenue to decline.
We may experience service failures or interruptions due to defects in the hardware, software, infrastructure, third-party components or processes that comprise our existing or new solutions.
Our solutions are complex and may contain undetected defects in the hardware, software, infrastructure, third-party components or processes that comprise such solutions. Our solutions are designed to automate various order fulfillment and product listing functions across multiple online channels for large volumes of our customers' sales, as well as to ensure that their sales comply with the policies of each channel, and sometimes to dynamically determine or communicate product pricing and inventory levels at any given moment. In the event that our solutions do not function properly, errors could occur, including that our customers might sell more inventory than they have in stock, make sales that violate channel policies or underprice or overprice their offerings. Overselling inventory could force our customers to cancel orders at rates that violate channel policies, underpricing could result in material losses to our customers and overpricing could result in lost sales. Any of these results or other errors could reduce demand for our solutions and hurt our business reputation.
If any defects in our solutions lead to service failures, we could experience delays or lost revenue, diversion of software engineering and management resources, material monetary and non-monetary concessions, damage to our reputation with customers and prospective customers, negative media attention or increased service costs as a result of performance claims during the period required to correct the cause of any such defects. In addition, one or more of our customers could seek recourse against us. Although most of our customer contracts limit our liability for these defects, disruptions and errors, we nonetheless could be subject to litigation for actual or alleged losses to our customers' businesses. Where a particular defect is replicated across multiple large customers (as may conceivably occur in the context of a multi-tenant SaaS hosting environment), individual contractual liability caps may be aggregated across multiple claimants to create a much larger exposure. Defending a lawsuit, regardless of its merit, could be costly and divert management's attention and could cause our business to suffer.
We cannot be certain that defects will not be found in new solutions or upgraded solutions, resulting in loss of, or delay in, market acceptance. The insurers under our existing liability insurance policies could deny coverage of claims resulting from an error or defect in our technology or a resulting disruption in our solutions, or our existing liability insurance might not be adequate to cover all of the damages and other costs associated with such a claim. Moreover, we cannot assure you that our current liability insurance coverage will continue to be available to us on acceptable terms or at all. The successful assertion against us of one or more large claims that exceeds our insurance coverage, or the occurrence of changes in our liability insurance policy, including an increase in premiums or imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, prospects, financial condition, results of operations and/or cash flows.
We use a limited number of data centers to deliver a significant portion of our services, and any disruption of service or security breach at these facilities could harm our business.
We manage our services and serve our customers from a limited number of data center facilities. We engineer and architect the computer and storage systems upon which our platform runs, and own and operate our primary data center, in Albany, New York. We also lease redundant (or back-up) data center colocation facilities in Albany, New York and greater Chicago, Illinois, and we do not control the physical operation of these back-up facilities. The owners of these back-up facilities have no obligation to renew their lease agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to locate alternative back-up facilities, and we may incur significant costs and temporary loss of high-availability or disaster recovery services in connection with doing so.
Our data centers are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, labor strikes, health epidemics, power losses, hardware failures, systems failures, telecommunications failures, cyber attacks and similar events. The occurrence of a natural disaster or an act of terrorism, vandalism or other misconduct, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in the availability of our solutions or impair their functionality. Because we operate a multi-tenant SaaS environment shared by many large customers, such an event, if it occurred, would not be confined to a single customer or small number of customers, but instead would impact a significant portion of our customer base collectively. The occurrence of any such event, or any other events that may cause our customers and potential customers to lose confidence in the reliability of our solutions, could have a material adverse effect on our business, prospects, financial condition, results of operations and/or cash flows.
Although we plan to expand our use of third-party cloud-based offerings and are moving portions of our service offerings away from traditional data centers, these third-party cloud-based offerings have defined service boundaries in which they operate, and we have minimal, if any, ability to manage how those services are provided. We are dependent on the administrative, physical and procedural safeguards put in place by these third-party providers to protect our confidential information and customer information. The services and features provided by these third-party providers may not continue to be available to us on commercially reasonable terms, or at all. If we are unable to maintain the right to use these services or are unable to upgrade our arrangements with these providers to accommodate the scalability of our business, our customers could experience a degradation or disruption of service or be unable to access features within our solutions until we can obtain and integrate a functionally equivalent replacement technology. Any available alternatives could be more difficult or costly than currently available third-party offerings. In addition, integration of such alternatives into our platform could require significant work and substantial time and resources. Any delays or failures associated with integrating such alternatives into our platform could injure our reputation with customers and potential customers and could have a material adverse effect on our business, prospects, financial condition, results of operations and/or cash flows.
As our customers continue to scrutinize and refine their own data security practices, the security and confidentiality obligations they seek to impose on their SaaS and e-commerce providers are becoming increasingly onerous.
Many of our customers and potential customers are prominent merchants and retailers that process large volumes of sensitive consumer and business data. As such, they are increasingly targeted for cybersecurity attacks and, in turn, they are increasingly seeking to shift these risks by pursuing more onerous contractual terms in their agreements with third-party service providers, including requests for contractual commitments to burdensome security procedures, reporting, notification and audit rights, additional warranties, guarantees and other contractual assurances, indemnification provisions, specialized remedies and liability limitation exclusions. Our customers may also seek to require our adherence to customer-specific operational protocols and procedures that may compromise our ability to operate and scale our business efficiently or that may be unworkable. As a result, we are contractually obligated in many cases, and otherwise under intense commercial pressure, to continuously enhance our security programs and incur increased compliance costs to provide current and potential customers with the protections they expect. This contractual and commercial pressure also makes it more difficult to obtain new customers as we experience longer sales cycles to negotiate mutually acceptable terms and increases the cost and complexity of our compliance procedures. If we are unsuccessful in our attempts to negotiate acceptable outcomes or meet expectations in this area, we could experience customer erosion, increased compliance requirements and associated costs to satisfy more onerous contractual terms and/or impositions on our ability to grow our sales and attract new customers, which could have a material adverse effect on our business, prospects, financial condition, results of operations and/or cash flows.
Our business is substantially dependent upon the continued acceptance of SaaS solutions as a viable option for providing information technology services.
We derive, and expect to continue to derive, a substantial amount of our revenue from the sale of our solutions and related revenue sources, which are delivered under a SaaS or SaaS-plus model. As a result, continued widespread use and acceptance of this business model is critical to our future growth and success. With the increasing concerns around cybersecurity and access to data, some companies are predisposed to maintaining control of their information technology systems and infrastructure, and there may be increased resistance from our customers to accessing software functionality that involves transmission of their sensitive data through a service provided by a third party. In addition, customers may seek to build and utilize in-house software and service solutions for their e-commerce programs where they believe they can do so more effectively or where they seek to reduce long-term dependence on third-party services for these programs. Existing and new market participants may also introduce new types of solutions and different approaches to enable organizations to address their needs. If the market for our SaaS solutions fails to grow or grows more slowly than we currently anticipate, demand for our solutions and our business, prospects, financial condition, results of operations and/or cash flows could be negatively impacted.
Our business and financial results may be impacted by the seasonality of our customers' businesses.
The e-commerce marketplace is affected by the same seasonality as the traditional brick-and-mortar marketplace, and many of our customers typically realize a significant portion of their sales in the fourth quarter of each calendar year during the holiday season. Although our customers do not all experience the same seasonal variation, and some customers may have seasonal peaks that occur in periods other than the fourth quarter, the seasonality of our customers' businesses impacts our financial results and may become more concentrated as we continue to expand our solutions to more customers. Historically, the percentage of our annual revenue has been relatively uniform over the first three quarters of the year with approximately 33% to 34% of our annual revenue being generated in the fourth quarter. If our customer base changes to include more customers that experience more concentrated seasonal variation, our revenue may become even more concentrated in the fourth quarter. Any negative impact on the fourth quarter results, and particularly the holiday season sales, of our major retailer customers, whether resulting from negative economic conditions, natural disasters, acts of war or terrorism or other force majeure events, or even unseasonably inclement weather, could have a material adverse effect on our business, prospects, financial condition, results of operations and/or cash flow.
Our growth depends in part on the success of our strategic relationships with third parties.
We anticipate that we will continue to depend on our relationships with various third parties to grow our business, including online marketplaces, other demand channels and other technology and service providers, such as 3PL and fulfillment services providers. Identifying, negotiating and documenting relationships with third parties requires significant time and resources, as does integrating third-party content and technology with our solutions. If the third-party content or technology integrated with our solutions is not well received by our customers, our brand and reputation could be negatively affected. Our agreements with third-party business partners are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing services. To the extent that any of these third parties compete with us, it could hurt our business and prospects.
In addition, a significant number of the transactions that our customers process through our platform is generated from sales on online marketplaces and other demand channels with which we have strategic relationships. As a result, we rely on our relationships with these third-party demand channels for a significant portion of our revenue. When a demand channel leaves our platform, not only do we lose revenue from that demand channel but we also lose revenue from customers that have trading partner connections associated with that particular demand channel. In many cases, these demand channels have no obligation to do business with us or to allow us or our customers access to their systems, and they may decide at any time and for any reason or no reason to significantly curtail or preclude our ability to integrate our solutions with their platforms. If our connection to a particular demand channel represents a significant portion of the perceived value of our platform to a customer, our loss of that demand channel may jeopardize our relationship with that customer. Consequently, the loss of a demand channel could have a material adverse effect on our business, prospects, financial condition, results of operations and/or cash flows.
Additionally, these demand channels may decide to make significant changes to their respective business models, policies, systems or plans, and those changes could impair or inhibit our customers' ability to use our solutions to sell their products on those channels, or may adversely affect the number of transactions that our customers can sell on those channels or reduce the desirability of selling on those channels. Further, these channels could decide to compete with us. Finally, service outages at our demand channel partners on which our customers rely could prevent, or severely disrupt, the ability for consumers to make purchases on those demand channels. In such a scenario, the order volume and associated transaction fee revenue we would have anticipated receiving from those demand channels would decrease significantly, or cease altogether. Any of the foregoing results could cause our customers to reevaluate the value of our products and services and potentially terminate their relationships with us, which could have a material adverse effect on our business, prospects, financial condition, results of operations and/or cash flows.
The loss of key personnel or an inability to attract and retain highly skilled personnel may adversely affect our business and limit our ability to implement our business plan successfully.
Our future success is dependent, in large part, upon our ability to attract and retain highly qualified managerial, technical and sales personnel. We face intense competition for qualified individuals from numerous technology and e-commerce companies, which may be able to offer more competitive compensation packages. Our headquarters have been located in Albany, New York since 1997 and, although we have been successful in attracting and retaining high-quality managerial, technical and sales personnel, the pool of available local talent with the specialized skills required for our business is smaller than in larger cities, and we may struggle to find adequate replacements if any of our key personnel were to leave. Although we also have operations in Seattle, Washington, the competition for talent in Seattle is intense due to the increasing number of other technology and e-commerce companies with a large or growing presence in Seattle and with significantly greater resources than us, and we cannot be certain we will be able to attract, assimilate or retain such personnel in the future in such a competitive environment. The replacement of any key employee, particularly our Chief Executive Officer and our Chief Technology Officer, likely would involve significant time and costs, and the loss of any key employee may significantly delay or prevent the achievement of our business objectives. Our inability to attract and retain key personnel could have a material adverse effect on our business, prospects, financial condition, results of operations and/or cash flow.
We have expanded, and may expand in the future, by acquiring or investing in other companies, which may divert our management's attention, result in dilution to our stockholders and consume significant resources.
Our business strategy has included, and may include in the future, acquiring complementary services, solutions, technologies or businesses. For example, in January 2015, we acquired Mercent Corporation ("Mercent") in order to expand our demand channel offerings and capabilities. We also have entered into, and may enter into in the future, relationships with other businesses to expand our service offerings, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.
Current or future acquisitions, investments or new business relationships may result in unforeseen operating difficulties and expenditures. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities. In addition, any acquisition or investment may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur indebtedness (which may be on terms unfavorable to us or which we may be unable to repay).

Acquisitions involve numerous risks, any of which could harm our business, including:

•
difficulties in integrating the businesses, technologies, products, personnel or operations of acquired companies, especially if those businesses operate outside of our core competency of providing e-commerce SaaS and SaaS-plus solutions;

•	potential loss of key employees of acquired businesses;

•	cultural challenges associated with integrating employees from acquired businesses into our organization;

•	ineffectiveness or incompatibility of acquired technologies or services;

•	failure to successfully further develop the acquired technology in order to recoup our investment;

•	inability to maintain the key business relationships and the reputations of acquired businesses due to changes in management or otherwise;

•	diversion of management's attention from other business concerns;

•
litigation or assumed liabilities related to activities of acquired businesses, including assumption of liability for violation of law or other compliance issues, or claims from terminated employees, customers, former stockholders or other third parties;

•	obligations and/or restrictions assumed under contracts of the acquired business that could negatively impact us;

•
in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

•	costs necessary to establish and maintain effective internal controls or other procedures and policies for acquired businesses;

•	increased fixed costs; and

•	adverse tax consequences, substantial depreciation or deferred compensation charges.
Any of these outcomes could have a material adverse effect on our business, prospects, financial condition, results of operations and/or cash flow.
Our long-term success depends, in part, on our ability to expand the sales of our e-commerce solutions to customers located outside of the United States, and thus our business is susceptible to risks associated with international sales and operations.
Outside of the United States, we currently maintain offices and have sales personnel in the United Kingdom and also service customers in Canada and Europe. We intend to continue to expand our international operations as part of our long-term strategy, but any such efforts may not be successful. In addition, conducting international operations in new markets will require considerable management attention and resources and will subject us to numerous challenges and risks associated with supporting a rapidly growing business in a cross-border environment, including but not limited to:

•	disparate government regulations from multiple nations relating to e-commerce and other services, electronic devices, data privacy and competition;

•	restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs), nationalization and restrictions on foreign ownership;

•	limited fulfillment and technology infrastructure;

•	lower levels of consumer spending and fewer opportunities for growth compared to the United States;

•	difficulty with localizing our solutions, including translation into foreign languages and adaptation for regulatory requirements and local practices;

•	lack of familiarity, and the burdens of complying, with applicable foreign laws, regulations and legal practices;

•	lack of familiarity with local customs and cultures;

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•	differing technology standards and internationalization/localization requirements;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations and differing employer/employee relationships, including recruiting and retaining employees in foreign countries;

•	fluctuations in currency exchange rates that may increase the volatility of our foreign-based revenue;

•
compliance with the laws of numerous foreign taxing jurisdictions, potential double taxation of our international earnings and potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems or due to changes in applicable U.S. and foreign tax laws, and restrictions on the repatriation of earnings;

•	increased costs to establish and maintain effective controls at foreign locations;

•	the greater potential for corruption and bribery, and compliance with anti-bribery and anti-corruption laws of foreign jurisdictions;

•	uncertain political and economic climates;

•	reduced or varied protection for intellectual property rights in some countries; and

•	overall higher costs of doing business internationally.
These factors may cause our international costs of doing business to exceed our comparable domestic costs, and there is no guarantee that the financial performance of our operations in international markets will be similar to our historical performance. A variety of factors, including different pricing models and costs related to building out additional operational infrastructure in international markets, could result in lower gross margins, operating margins or cash flow. Any negative impact from our international business efforts could have a material adverse effect on our business, prospects, financial condition, results of operations and/or cash flow.
Our business is subject directly and indirectly to a variety of U.S. and foreign laws and regulations that are continuously evolving, including those related to e-commerce, privacy, data security and data protection due to our collection, processing and use of personal information and other user data.
We and our customers are or may become subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including laws and regulations relating to e-commerce, privacy, data protection, data security, data retention, consumer protection, anti-trust, advertising, intellectual property, manufacturing, taxes, anti-bribery and anti-corruption, and economic or other trade prohibitions or sanctions. These laws and regulations are continuously evolving and developing, and the scope and interpretation of the laws and regulations that are or may be applicable to us are often uncertain and may be conflicting.
For example, the collection of state and local sales taxes with respect to remote Internet sales is an evolving area of law, and an increasing number of states have considered or adopted laws that attempt to require out-of-state retailers to collect sales taxes on their behalf. We cannot predict whether further state or federal legislation will ultimately be adopted or what form it might take if adopted, but if attempts to require online retailers to collect state or local sales taxes on out-of-state purchases are successful, the e-commerce market could decline. Any such result would hurt the businesses of many of our customers and could make our solutions and services less attractive and cause the number of transactions processed through our platform, and ultimately our revenue, to decline. Similar issues exist outside of the United States, where the application of value-added tax or other indirect taxes on online retailers and companies like ours that facilitate e-commerce is uncertain and evolving. Recent discussions in the United States about the potential for a border adjustment tax have also raised uncertainty for retailers, and the effect of any such tax on our retailer customers could impact our business as well.
In addition, there are numerous U.S. federal, state and local laws and regulations, and foreign laws and regulations, relating to privacy and the collection, sharing, use, processing, disclosure and protection of personal information and other user data, the scope of which is changing and subject to differing and inconsistent interpretations. We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy, data security and data protection, but given that the scope, interpretation and application of these laws and regulations are often uncertain and sometimes conflicting, our obligations could be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. It may be difficult for us to adjust our policies and procedures to respond to rapid changes in privacy laws, rules and regulations governing privacy, data protection and data processing in and between certain countries, such as the invalidation of the EU-US Safe Harbor program in October 2015, which had immediate effect. Any failure or perceived failure to comply with our privacy or security policies or privacy-related legal obligations by us or third-party service providers, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, could result in governmental enforcement actions, litigation and/or negative publicity, which could have a material adverse effect on our business, prospects, financial condition, results of operations and/or cash flows.
Although many regulations might not apply to us directly, laws regulating the solicitation, collection or processing of personal and consumer information could affect our customers' (or our) ability to use and share data, potentially reducing demand for our solutions and services. Moreover, if future laws and regulations limit or overly burden our customers' ability to use and share consumer data or our ability to store, process and share data with our customers over the Internet, demand for our solutions could decrease and our costs could increase. In addition, any increased fees and costs for Internet usage or other limits to access imposed by government agencies or by private organizations, or regulations imposing increased taxes on the services we provide or restricting information exchanged over the Internet, could result in a decline in the use and viability of Internet-based services, like ours.
We are subject to disparate and complex regulatory and contractual restrictions regarding our rights to use data that we process or produce through our systems.
We are subject to complex and differing regulatory and contractual restrictions governing our use of data that we process or produce through our systems. This includes contractual provisions with our customers, our vendors and other third parties, as well as our privacy policy and other internal policies and applicable privacy and data security legislation and regulation to which we are subject. We rely on data we process and information derived from it to provide services to customers, develop new offerings and, where appropriate and permissible, to report on industry trends and elsewhere in our marketing efforts. Although we monitor these restrictions and have procedures in place to maintain compliance, there can be no assurance that our compliance efforts will always be effective, and third parties may seek to assert claims that our use of such data in a particular manner is unauthorized. Future litigation may be necessary to defend ourselves or to determine the scope, enforceability and validity of such restrictions or to establish our proprietary rights. Claimants may have substantially greater resources than we do and may be able to sustain the costs of complex litigation to a greater degree and for longer periods of time than us. Regardless of whether such claims have any merit, these claims are time-consuming and costly to evaluate and defend and could:

•	hurt our reputation;

•	adversely affect our relationships with current or prospective customers;

•	cause delays or stoppages in providing our services or developing new services;

•	divert management's attention and resources;

•	require costly changes to our software and/or business practices;

•	subject us to significant liabilities; and

•	require us to cease some or all of our activities.
In addition to liability for monetary damages against us, which may be unlimited by contract or regulation and which may include attorneys' fees or governmental fines, we may be prohibited from operating portions of our business or operating in jurisdictions that are dependent on obtaining such data use rights unless we obtain licenses from, and pay royalties to, the holders of such rights, which may not be possible on commercially reasonable terms, or at all. If we are required to make substantial payments or undertake other changes or actions as a result of misappropriation claims against us or any obligation to indemnify our customers or other third parties for such claims, such payments, changes or other actions could have a material adverse effect on our business, prospects, financial condition, results of operations and/or cash flows.
We could incur substantial costs in protecting our intellectual property from infringement, and any failure to protect our intellectual property could impair our business.
We regard the protection of our intellectual property, which includes trade secrets, copyrights, trademarks and domain names, as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business, in order to limit access to, and disclosure and use of, our proprietary information. In addition, we have sought protection for some of our technologies and currently have registered trademarks in the CommerceHub name and several of our product names. We also have copyright protection with respect to our software code and protect trade secrets through non-disclosure agreements and employee confidentiality training.
Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Effective intellectual property protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights on an ongoing basis. Monitoring unauthorized use of our intellectual property is difficult, and we may be required to protect our intellectual property in an increasing number of domestic and foreign jurisdictions and through additional means, including patent and other filings. These protective measures are expensive and time-consuming, and in the end may not prevent the misappropriation of our intellectual property. As a result, we may not pursue these protections in every location where our intellectual property is threatened. Further, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights.
In some cases, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could be extremely costly, time-consuming and distracting to management, resulting in a diversion of resources. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights, which could result in the potential impairment or loss of portions of our intellectual property.
Despite our precautions, it may be possible for unauthorized third parties to copy our solutions and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our licensed solutions may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our solutions and proprietary information may increase.
There can be no assurance that we will be able to adequately protect our intellectual property or that our competitors will not independently develop similar technology and information. If we fail to meaningfully protect our intellectual property, then our business, prospects, financial condition, results of operations and/or cash flow could be materially adversely affected.
Our lengthy sales and implementation cycles make it difficult to predict our future revenue and cause variability in our operating results.
Our sales and implementation cycles can vary substantially from customer to customer, depending on the size and complexity of the opportunity. A number of factors influence the length and variability of our sales and implementation cycles, including, for example:

•	the need to educate potential customers about the uses and benefits of our solutions;

•	the commitment customers make in their agreements with us;

•	the discretionary nature of potential customers' purchasing and budget cycles and decisions;

•	the competitive nature of potential customers' evaluation and purchasing processes;

•	evolving e-commerce needs, budgets and functionality demands of potential customers;

•	announcements or planned introductions of new products by us or our competitors;

•	the length of purchasing approval processes of, and contract negotiations with, potential customers; and

•	the complexity of the implementations and integrations with customer and third-party systems.
In addition, with larger enterprise customers, we face greater costs, longer sales cycles and less predictability in completing some of our sales. The customer's decision to use our service may be an enterprise-wide decision and, if so, these types of sales would require us to provide greater levels of education regarding the use and benefits of our solutions.
Lengthy sales and implementation cycles make it difficult to predict the quarter in which revenue from a new customer may first be recognized. Further, our potential customers frequently need to obtain approvals from multiple decision makers before making purchase decisions. Delays in our sales or implementation cycles could cause significant variability in our revenue and operating results for any particular period.
Risks Relating to the Spin-Off and Becoming a Public Company
We qualify as an emerging growth company and intend to continue to take advantage of certain exemptions from various reporting requirements applicable to other public companies.
We are an emerging growth company and, for as long as we continue to be an emerging growth company, we intend to continue to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the Spin-Off; (ii) the first fiscal year after our annual gross revenue is $1.0 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year.
We have not performed an evaluation of our internal control over financial reporting.
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. We have identified a material weakness in our internal control over financial reporting relating to the processes and controls to properly identify and account for transactions of a complex and non-routine nature. We are taking active steps towards remediating the material weakness through the hiring of experienced individuals. Further, during 2016, we continued to implement new policies and processes including, but not limited to, formalizing a delegation of authority policy, implementing processes to document the accounting for non-routine or complex transactions, and implemented a monthly review of account reconciliations. We also have refined existing processes and methodologies and expanded the use of our financial systems used for accounting and financial reporting.

We are working to remediate the material weakness as quickly and efficiently as possible and expect that the material weakness will be remediated by the end of fiscal 2017. We are currently in the process of reviewing and documenting our internal controls over financial reporting and will commence our testing of controls in 2017. We have not performed an evaluation of our internal control over financial reporting, such as required by Section 404 of the Sarbanes-Oxley Act, nor have we engaged an independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements.
If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our stock price may suffer.
Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries' internal control over financial reporting. To comply with this statute, we will be required to document and test our internal control procedures, and our management will be required to assess and issue a report concerning our internal control over financial reporting. Our independent auditor is not required to express an opinion as to the effectiveness of our internal control over financial reporting until after we are no longer an "emerging growth company." At such time, however, our independent auditor may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.
Our compliance with Section 404 of the Sarbanes-Oxley Act will first be tested by management in connection with the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2017. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. See "—We have not performed an evaluation of our internal control over financial reporting." During the course of future testing, our management may identify material weaknesses or significant deficiencies that may not be remedied prior to issuing our management report in connection with our Annual Report on Form 10-K for the year ending December 31, 2017. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our independent auditor identifies material weaknesses in our internal controls, in each case, as of the applicable time at which such controls are required to be tested, investor confidence in our financial results may weaken, and our stock price may suffer.
The consolidated financial information of our Company included herein for periods prior to the completion of the Spin-Off on July 22, 2016 is not necessarily representative of our Company's future financial position, results of operations or cash flows, nor does it reflect what our Company's financial position, results of operations or cash flows would have been as a stand-alone publicly traded company during such periods.
Because certain historical consolidated financial information of our Company included herein includes the results of the historical CommerceHub business, as conducted by Liberty prior to the Spin-Off on July 22, 2016, such information is not necessarily representative of our future financial position, results of operations or cash flows, nor does it necessarily reflect what our financial position, results of operations or cash flows would have been as a stand-alone publicly traded company, pursuing independent strategies, during the pre-Spin-Off periods presented.
We may have a significant indemnity obligation to Liberty if the Spin-Off is treated as a taxable transaction.
In connection with the Spin-Off, Liberty received an opinion of its tax counsel to the effect that, for U.S. federal income tax purposes, the Spin-Off will qualify as a tax-free transaction to Liberty and to the holders of its Liberty Ventures common stock under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”), except with respect to the receipt of cash in lieu of fractional shares. An opinion of tax counsel is not binding on the IRS or a court, and there can be no assurance that the IRS will not challenge the conclusions reached in the tax opinion or that a court would not sustain such a challenge.
Even if the Spin-Off otherwise qualifies under Section 355 of the Code, the Spin-Off would result in a significant U.S. federal income tax liability to Liberty (but not to holders of Liberty Ventures common stock) under Section 355(e) of the Code if one or more persons acquire, directly or indirectly, a 50% or greater interest (measured by vote or value) in the stock of Liberty or our Company (or any successor corporation) as part of a plan or series of related transactions that includes the Spin-Off. Generally, under Section 355(e) of the Code, an acquisition of the stock of Liberty or our Company will be presumed to be part of a plan (or series of related transactions) with the Spin-Off if such acquisition occurs within two years before or after the Spin-Off; however, this presumption may be rebutted under certain circumstances. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature and subject to a comprehensive analysis of the facts and circumstances of the particular case. Notwithstanding the opinion of tax counsel described above, Liberty or we might inadvertently cause or permit a prohibited change in ownership of Liberty or our Company, thereby triggering tax liability to Liberty.

If, for any reason, it is determined that the Spin-Off does not qualify for tax-free treatment (except with respect to the receipt of cash in lieu of fractional shares of our common stock), Liberty and/or the holders of its Liberty Ventures common stock could incur significant tax liabilities.
Prior to the Spin-Off, we entered into a tax sharing agreement with Liberty. Under this agreement, we are required to indemnify Liberty, its subsidiaries and certain related persons for taxes and losses resulting from the failure of the Spin-Off to qualify as a tax-free transaction under Section 355 of the Code to the extent that such taxes and losses (i) result primarily from, individually or in the aggregate, the breach of certain covenants made by us (applicable to actions or failures to act by our Company and our subsidiaries following the completion of the Spin-Off) or (ii) result from the application of Section 355(e) of the Code to the Spin-Off as a result of the treatment of the Spin-Off as part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50% or greater interest (measured by vote or value) in the stock of our Company (or any successor corporation). Our indemnification obligations to Liberty, its subsidiaries and certain related persons are not limited in amount or subject to any cap. If we are required to indemnify Liberty, its subsidiaries or such related persons under the circumstances set forth in the tax sharing agreement, we may be subject to substantial liabilities, which could materially adversely affect our financial position.
To preserve the tax-free treatment of the Spin-Off, we may determine to forgo certain transactions that might have otherwise been advantageous to our company, including certain asset dispositions or other strategic transactions, for some period of time following the Spin-Off. In addition, our indemnity obligation under the tax sharing agreement might discourage, delay or prevent our entering into a change of control transaction for some period of time following the Spin-Off.
Our inter-company agreements with Liberty were negotiated while we were a subsidiary of Liberty.
We entered into a number of inter-company agreements in connection with the Spin-Off covering matters such as tax sharing and our responsibility for certain liabilities previously undertaken by Liberty for our business. In addition, we entered into a services agreement with Liberty Media pursuant to which Liberty Media provides to us certain management, administrative, financial, treasury, accounting, tax, legal and other services, for which we reimburse them on a fixed-fee basis. The terms of these inter-company agreements (specifically the reorganization and tax sharing agreements) were established while we were a subsidiary of Liberty and, therefore, may not have been the result of arms'-length negotiations. Although we believe that the negotiations with Liberty Media regarding the services agreement were at arms'-length, the persons negotiating on behalf of Liberty Media also serve as officers of Liberty. We believe that the terms of these inter-company agreements are commercially reasonable and fair to all parties under the circumstances, and these agreements were ratified by a committee of our independent directors following the Spin-Off, but conflicts could arise in the interpretation or any extension or renegotiation of these agreements.
Risks Relating to our Common Stock and the Securities Market
Our stock price may be volatile.
The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of comparable companies and/or our customers;

•	the relatively low trading volumes of each series of our common stock; and

•	domestic and foreign economic conditions.

Furthermore, in recent years the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. As such, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce the price of our common stock and materially affect the value of your investment.
Transactions in our common stock by our directors, officers and employees could depress the market price of our common stock.
Our directors, officers and employees own shares of, and equity incentive awards with respect to, our common stock. Sales of, or other transactions relating to, shares of our common stock by our directors, officers or employees could cause a perception in the marketplace that our stock price has peaked or that adverse events or trends have occurred or may be occurring at our Company. This perception can result notwithstanding any personal financial motivation for these insider transactions, and the effect could be magnified by the relatively low trading volumes of each series of our common stock. As a result, insider transactions could depress the market price for shares of our common stock.
It may be difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders.
Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a change in control of our Company that a stockholder may consider favorable. These provisions include the following:

•
authorizing a capital structure with multiple series of common stock: a Series B that entitles the holders to ten votes per share, a Series A that entitles the holders to one vote per share and a Series C that, except as otherwise required by applicable law, entitles the holders to no voting rights;

•	authorizing the issuance of "blank check" preferred stock, which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors;

•	limiting who may call special meetings of stockholders;

•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of the stockholders;

•	establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;

•
requiring stockholder approval by holders of (a) at least 66 2/3% of our combined voting power or (b) a majority of our combined voting power together with the approval of at least 75% of our board of directors with respect to certain extraordinary matters, such as a merger or consolidation of our company, a sale of all or substantially all of our assets or an amendment to our certificate of incorporation; and

•
the existence of authorized and unissued stock which would allow our board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of its management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us.

We may be controlled by one principal stockholder.
As of December 31, 2016, John C. Malone beneficially owned shares of our common stock entitling him to in excess of 30% of the aggregate voting power of the outstanding shares of all series of our common stock. Mr. Malone's rights to vote or dispose of his equity interest in our Company are not subject to any restrictions in favor of our Company other than as may be required by applicable law.
Holders of a single series of our common stock may not have any remedies if an action by our board of directors has an adverse effect on only that series of our common stock.
Principles of Delaware law and the provisions of our certificate of incorporation may protect decisions of our board of directors that have a disparate impact upon holders of any single series of our common stock. Under Delaware law, the board of directors has a duty to act with due care and in the best interests of all of our stockholders, including the holders of all series of our common stock. Principles of Delaware law established in cases involving differing treatment of multiple classes or series of stock provide that a board of directors owes an equal duty to all common stockholders regardless of class or series and does not have separate or additional duties to any group of stockholders. As a result, in some circumstances, our directors may be required to make a decision that is viewed as adverse to the holders of one series of our common stock. Under the principles of Delaware law and the business judgment rule, holders may not be able to successfully challenge decisions that they believe have a disparate impact upon the holders of one series of our common stock if our board of directors is disinterested and independent with respect to the action taken, is adequately informed with respect to the action taken and acts in good faith and in the honest belief that the board is acting in the best interest of all of our stockholders.
Although our Series B common stock trades on the OTC Markets, there is no meaningful trading market for the stock.
Our Series B common stock is not widely held, with over 90% of the outstanding shares as of December 31, 2016 beneficially owned by John C. Malone, the Chairman of the Board of Liberty. Although it is quoted on the OTC Markets, it is sparsely traded and does not have an active trading market. The OTC Markets tend to be highly illiquid, in part, because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is also a greater chance of market volatility for securities that trade on the OTC Markets as opposed to a national exchange or quotation system. This volatility is attributable to a variety of factors, including a lack of readily available price quotations, lower trading volumes, absence of consistent administrative supervision of “bid” and “ask” quotations and other market conditions. Each share of our Series B common stock is convertible, at any time at the option of the holder, into one share of our Series A common stock, which is listed and traded on the Nasdaq Global Market under the symbol "CHUBA."

Our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, any state or federal court located within the State of Delaware) shall be the sole and exclusive forum for substantially all disputes between us (including our directors, officers, employees, and agents) and our stockholders, including, among others, any action asserting claims for breach of fiduciary duty, claims arising pursuant to the General Corporation Law of the State of Delaware and claims governed by the internal affairs doctrine. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our bylaws. This choice-of-forum provision may limit our stockholders' ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our bylaws inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our Company leases approximately 49,500 square feet in Albany, New York to house our corporate headquarters, executive offices and data centers. We also lease approximately 25,000 square feet in Seattle, Washington and shared office facilities and executive office facilities in Hertford, England. Our primary data center is located in our offices in Albany, New York. Additionally, we have co-location arrangements with third-party data center providers that house equipment we own and maintain at their facilities in Albany, New York and Chicago, Illinois to house secondary and disaster recovery data center facilities capable of continuing our operations in the event of a disruption at our corporate headquarters.
Item 3. Legal Proceedings
From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition, results of operations and/or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Our Common Stock
On July 25, 2016, the first business day following the Spin-Off, our Series A and Series C common stock began trading on the Nasdaq Global Market under the symbols “CHUBA" and "CHUBK," respectively. The following table sets forth, for the periods indicated, the high and low sale prices for our Series A and Series C common stock on the Nasdaq Global Market.

	CHUBA		CHUBK
	High	Low	High	Low
Year ended December 31, 2016

Third Quarter (beginning July 25, 2016)	$16.62	$11.91	$15.98	$11.90
Fourth Quarter	$16.69	$13.24	$16.40	$13.14
Our Series B common stock is not listed, but it is quoted and traded in the OTC Markets under the symbol "CHUBB." Although it is quoted on the OTC Markets, it is sparsely traded and does not have an active trading market. There is a greater chance of market volatility for securities that trade on the OTC Markets as opposed to a national exchange or quotation system, which is due to a variety of factors, including a lack of readily available price quotations, lower trading volume, absence of consistent administrative supervision of “bid” and “ask” quotations, and market conditions. The following table sets forth, for the periods indicated, the range of high and low bid information for our Series B common stock as reported by the OTC Markets. The information below represents inter-dealer prices without dealer mark-ups, mark-downs or commissions, and may not be indicative of the value of the common stock or the existence of an active market.

	CHUBB
	High	Low
Year ended December 31, 2016

Third Quarter (beginning July 25, 2016)	$18.00	$11.35
Fourth Quarter	$20.00	$14.63
Holders of Record
As of February 27, 2017, there were 991, 47 and 1,246 holders of record of our Series A, Series B and Series C common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one holder.
Dividends
We have not paid any cash dividends on our common stock since the Spin-Off, and we do not expect to pay any cash dividends in the foreseeable future. All decisions regarding the payment of dividends by our Company in the future will be made by our board of directors in accordance with applicable law after taking into account various factors, including our financial condition, results of operations, current and anticipated cash needs, plans for expansion and possible loan covenants which may restrict or prohibit our payment of dividends.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated herein by reference to the 2017 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

Stock Performance Graph
The graph below compares the cumulative total shareholder return on our Series A and Series C common stock with the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Computer Index. The graph tracks the performance of a $100 investment in our Series A and Series C common stock and in each index (although the graph assumes the reinvestment of all dividends, the Company paid no dividends during this period) from July 25, 2016 (the date our Series A and Series C common stock commenced trading on the Nasdaq Global Market) through December 31, 2016. The stock price performance depicted in the following graph is not necessarily indicative of future stock price performance.

	7/25/2016	7/31/2016	8/31/2016	9/30/2016	10/31/2016	11/30/2016	12/31/2016
CommerceHub, Inc. - Series A	$100	$114	$122	$116	$116	$117	$115
CommerceHub, Inc. - Series C	$100	$115	$124	$118	$115	$117	$117
NASDAQ Composite Index	$100	$102	$104	$102	$104	$107	$106
NASDAQ Computer Index	$100	$105	$108	$108	$107	$110	$109
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of CommerceHub under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Selected Financial Data
The following selected financial data is derived from our audited consolidated financial statements, and should be read together with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes appearing in Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

	Years ended December 31,
	2016	2015	2014
	amounts in thousands, except per share amounts
Consolidated Statement of Operations Data:
Revenue	$100,552	$87,614	$65,761
Gross profit	77,495	64,914	53,109
Income (loss) from operations	16,692	(6,948)	6,595
Net income (loss)	$9,096	$(4,467)	$4,307

Earnings (loss) per basic share:	$0.21	$(0.10)	$0.10
Earnings (loss) per diluted share:	$0.21	$(0.10)	$0.10

	As of December 31,
	2016	2015	2014
	amounts in thousands
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,471	$19,337	$26,385
Note receivable—Parent	—	36,107	35,507
Goodwill	21,410	21,410	9,020
Deferred tax assets, net	7,714	38,825	22,956
Total assets	80,020	153,800	120,401
Deferred revenue	12,730	12,022	9,779
Share-based compensation liability	—	96,213	61,570
Long-term debt	$26,000	$—	$—

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes included in Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, and our actual results could differ materially from those discussed below. See "Cautionary Note Regarding Forward-Looking Statements."
Overview
We are a leading provider of cloud-based e-commerce fulfillment and marketing solutions that integrate supply, demand and delivery for large retailers and consumer brands, manufacturers and distributors. Our end-to-end solutions are provided through the CommerceHub software platform, a hub that streamlines integration and enables more efficient transactions among our retailer and supplier customers and their other trading partners, while also enabling them to access the online marketplaces, search engines, social and product advertising and other digital marketing channels where consumers browse and buy. Our solutions also help our customers integrate with the 3PL providers, including fulfillment and delivery providers, that take purchased products to the consumer’s doorstep.
Over 10,000 customers and trading partners have access to our platform every day to conduct business with each other, including processing orders and invoices, exchanging product information and other electronic documents and tracking their customers’ buying experience from order through fulfillment and delivery. Collectively, our customers and the other trading partners on our platform comprise a vibrant network of retailers, brands and other suppliers, demand channels and other trading partners that constitute a critical mass of many of the largest and most influential companies in North American e-commerce. This critical mass has helped us achieve a meaningful network effect, attracting new supplier customers to our large network of retailers and demand channels, and attracting new retailer and demand channel customers to our network of thousands of suppliers, enabling us to grow our business with a comparatively low cost of customer acquisition.
Key Financial Metrics
Usage Revenue
Usage revenue is generated primarily from fees charged to retailers and suppliers for their use of our platform to conduct business with their trading partners. These usage fees are primarily influenced by the volume of customer orders that are processed through our platform using our Supply Solutions. Usage revenue also consists of fees for activity related to Demand Solutions, Delivery Solutions, inventory management, third-party communication and variable fees related to the amount of online sales our customers achieve on our platform and solutions that are above minimum volume requirements.
Total usage revenue grows as the overall volume of goods purchased online through our retailers and other supported demand channels increases, as new trading partners are added to the platform and as current trading partners connect and create relationships with other trading partners. We track and measure total usage revenue because it measures our customer's activity on our platform.
Subscription Revenue
A customer's subscription fee is based on several factors, including the number and type of trading partners that a customer is connected to through our platform, the number and type of demand channels (marketplace, digital advertising channel or social network) a customer accesses through our platform and the adoption of certain available feature upgrades that further enhance the functionality of our platform. Subscription fees are charged on a stand-alone basis or in association with a minimum usage level required to be maintained by a customer in connection with our Demand Solutions.
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
Set-up and Professional Services Revenue
Set-up fees include on-boarding services for the configuration, program and design of a customer's access to our platform. During a retailer's subscription term, we provide professional services to enhance the retailer's benefit from our solutions. We track and measure set-up and professional services as they provide an indication of new trading partner connections and enhancements to existing customer connections.
Domestic vs. Foreign Revenue Streams

We generate nearly all of our revenue in North America (United States and Canada). For the years ended December 31, 2016, 2015 and 2014, approximately 96%, 96% and 95%, respectively, of our total retailer and seller program revenue was generated from customers located in the United States.
Seasonality
The e-commerce marketplace is affected by the same seasonality as the traditional brick-and-mortar marketplace, and many of our customers typically realize a significant portion of their sales in the fourth quarter of each calendar year. Historically, the percentage of our annual revenue has been relatively uniform over the first three quarters of the year with approximately 33% to 34% of our annual revenue being generated in the fourth quarter.
Cost of Revenue
Cost of revenue primarily consists of personnel costs, including salaries, bonuses, payroll taxes, benefits, share-based compensation expense and facility cost allocations for our teams supporting customer service, application support, customer set-up and professional services, and performance marketing. We capitalize the cost of acquired software, qualifying payroll and payroll-related costs incurred in developing and enhancing our solutions and related product offerings, such as internal tools used by our operations teams. Amortization expense related to these costs are included in cost of revenue. Additionally, facility costs for our data centers, communication service charges and depreciation expense related to computer equipment directly associated with generating revenue are captured in cost of revenue.
Research and Development Expenses
Research and development expenses consist of personnel costs, including salaries, bonuses, payroll taxes, and benefits net of amounts capitalized as developed software, share-based compensation expense and facility cost allocations for employees engaged in the design, development, testing and maintenance of our solutions. Also included are fees paid to third-party firms who assist in the development of our product solutions, net of amounts capitalized as developed software.
Sales and Marketing Expenses
Sales and marketing expenses consist of personnel expenses, including salaries, commissions, bonuses, payroll taxes, benefits, share-based compensation expense and facility cost allocations for sales, client management and marketing employees. Other expenses associated with sales and marketing include expenses incurred related to corporate marketing, including brand awareness and trade shows. Much of our marketing effort is focused on thought leadership, as our marketing team engages with media and other industry influencers to publish and present on topics relevant to CommerceHub's solutions in trade publications and relevant industry conferences. Our client management expenses are attributable to our personnel and programs intended to oversee and develop comprehensive relationships with our customers and to provide strategic account management and coordination of cross-selling opportunities.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs, including salaries, bonuses, payroll taxes, benefits, share-based compensation expense and facility cost allocations for our corporate functions, including executive leadership, finance, legal, information technology and human resources, as well as professional service and other fees related to legal, tax and finance. Additionally, included are costs attributable to credit card processing and bad debt expense.
Other Income and Expense
Other income and expense includes interest income and expense from promissory notes with Liberty and interest expense under our credit facility (see Note 8 and Note 14 to the accompanying audited consolidated financial statements).
Management's Use of Non-GAAP Measures
In addition to reporting financial measures calculated in accordance with U.S. generally accepted accounting principles (“GAAP”), we provide Adjusted EBITDA, a non-GAAP financial measure that management considers in reviewing our financial performance because we feel it is a relevant measure of the overall efficiency of our business model. Adjusted EBITDA is not a substitute for, or superior to, and should be considered only in addition to, net income calculated in accordance with GAAP. It is subject to inherent limitations and excludes significant expenses and income that are required by GAAP to be recorded in our consolidated financial statements. Certain of these adjustments are based on estimates and assumptions of management and do not purport to reflect actual historical results. In addition, our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate these measures in the same fashion. We define “Adjusted EBITDA” as net income or loss plus interest expense, income tax expense, depreciation of property and equipment and amortization of capitalized software costs and intangible assets and share-based compensation expense, less interest income and income tax benefit.
New Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 4 to the accompanying audited consolidated financial statements.
Critical Accounting Policies
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Listed below are the accounting policies and estimates that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense reported.
Revenue and Deferred Revenue
We generate revenue through the delivery of our e-commerce fulfillment and marketing software platform. We follow Financial Accounting Standards Board ("FASB") guidance set forth in Accounting Standards Codification ("ASC") Subtopic 985-605-05 related to Hosting Arrangements and ASC Subtopic 605-25 related to Revenue Arrangements with Multiple Deliverables. We recognize revenue when all of the following conditions are met: there is persuasive evidence of an arrangement, the services have been delivered to the customer, the collection of the related fees is reasonably assured and the amount of the related fees is fixed and determinable.
Revenue from new customer acquisition is generated under sales agreements with multiple elements and includes usage fees, subscription fees and related set-up and professional services fees. Customers do not have the contractual right to take possession of our solutions. We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control.
Usage fees are comprised of fees charged to customers based on the level of a customer's utilization of our solutions. Usage fee revenue is generated primarily from customer orders, content services, inventory management and third-party communication services. We recognize usage fee revenue in the period in which the usage fee is earned. Subscription fees are charged on a stand-alone basis or in association with a minimum usage level required to be maintained by a customer in connection with our Demand Solutions. We recognize subscription fees as revenue in the period in which the subscription is earned.
Set-up fees provide customers access to our solutions through production launch. They are billed during the implementation phase and recorded as deferred revenue until a customer's subscription period has commenced. We also provide professional services to provide customer-specific enhancements to our solutions. Set-up and professional services fees related to customer solution enhancements do not have stand-alone value because they are sold only in conjunction with a subscription to our solutions, they are sold only by us, a customer could not resell it, and they do not represent the culmination of a separate earnings process. Set-up fees without stand-alone value are recognized over the longer of the life of the agreement or the expected customer life. We recognize revenue for fees billed for solution enhancement services over the estimated remaining customer life.
In determining the estimated life of our customers, we consider our historical experience with customer contract renewals, type of the customer, size of the customer and the period over which the customer is expected to benefit from the related offerings. During 2016, we updated the estimated life of certain customers, which as of December 31, 2016 ranges from 1 to 10 years, reflecting a shorter life for smaller supplier customers to a longer life for our largest retail customers. Deferred revenue consisted of the unearned portion of deferred set-up and professional services fees.
Reimbursable costs received for out-of-pocket expenses are recorded as revenue and cost of revenue in the consolidated statements of comprehensive income (loss).
Capitalized Software Costs
We capitalize the cost of payroll, payroll-related costs and third-party consulting fees incurred in the direct development or enhancement of solutions as internal-use software. During 2016, we changed and further refined our methodologies and processes to estimate the portion of software development costs that is eligible to be capitalized, which is assessed at a project level. We expense development costs incurred during the preliminary project stage or costs incurred for requirements gathering, data conversion activities, training, maintenance and minor enhancements as such costs are incurred. We capitalize development costs incurred for the coding, configuration, interfacing, automation and testing of new functionality after the preliminary project stage is complete. Capitalized software costs are amortized on a straight-line basis over two to three years based on the nature and estimated useful life of the applicable solution. Amortization of capitalized software costs is included in cost of revenue within the consolidated statements of comprehensive income (loss).
Deferred Services Costs
We defer direct payroll, payroll-related costs and third-party consulting costs incurred for the set-up and integration of new customers on our platform and for enhancing our platform to accommodate specific customer needs. We recognize deferred services costs associated with the integration of customers on our platform over the estimated life of our customers. We recognize deferred services costs incurred to enhance our platform for specific customer needs over the estimated remaining customer life. Amortization of deferred services costs are included in cost of revenue within the consolidated statements of comprehensive income (loss).
Share-Based Compensation
Share-based awards exchanged for employee services are recorded as expense, net of estimated forfeitures, on a straight-line basis, at the estimated fair value of these awards over the requisite employee service period (typically 4 years) or, where applicable for performance-based awards, over the service period when the achievement of certain performance-based conditions are considered probable, and expire after 10 years. Prior to the Spin-Off, our share-based awards consisted of stock options and stock appreciation rights ("SARs") issued by CTI, our predecessor entity, which were classified as liability awards and were included as a share-based compensation liability on our consolidated balance sheets. We measured the cost of services received in exchange for these awards based on the fair value of the award, and we remeasured the fair value of the award at each reporting date.
In connection with the Spin-Off, the outstanding CTI equity incentive awards were adjusted, such that each holder of an option award or a SAR with respect to shares of CTI common stock received an option award to purchase shares of our Series C common stock. Unlike the original CTI options and SARs, which were able to be settled in cash prior to completion of the Spin-Off, the new option awards resulting from the conversion of the original CTI options and SARs may only be settled in shares of CommerceHub's Series C common stock. (See Note 12 to the accompanying audited consolidated financial statements for further discussion). We also grant restricted stock units ("RSUs") under our omnibus incentive plan that was adopted at the Spin-Off.
We estimate the fair value of the stock options and SAR awards using a Black-Scholes pricing model as further described in Note 3 to the accompanying audited consolidated financial statements. The fair value of our RSU awards is determined by using the closing market price per share of our Series C common stock on the date of grant. Our forfeiture rate is estimated based on our historical turnover experience, and other qualitative factors. We review and update our forfeiture rate, if necessary, at least annually, or more frequently if facts or circumstances indicate a change is necessary.
Business Combinations
We account for acquired businesses using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Transaction costs associated with a business combination are expensed as incurred. Any excess of the acquisition price over the estimated fair value of individually identifiable net assets acquired is recorded as goodwill. Assets acquired may also include identifiable intangible assets, such as subscriber relationships, which are recognized separately from goodwill.
Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date. These estimates are inherently uncertain and subject to refinement and typically include the calculation of an appropriate discount rate and projection of the cash flows associated with each acquired asset. As a result, during the measurement period, which may be up to one year after the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. In addition, deferred tax assets, deferred tax liabilities, uncertain tax positions and tax-related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items periodically based upon facts and circumstances that existed as of the acquisition date, and any adjustments to our preliminary estimates are recorded to goodwill if identified within the measurement period. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of comprehensive income (loss).
Goodwill
We review goodwill for impairment annually on October 1 and more frequently if events or changes in circumstances indicate that goodwill might be impaired. Entities have the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step goodwill impairment test. In evaluating goodwill on a qualitative basis, management reviews the Company's financial performance and evaluates other factors as identified in the relevant accounting guidance to determine whether it is more-likely-than-not that an indicated impairment exists for our single reporting unit. If it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. If the two-step goodwill impairment test is required, the fair value of the reporting unit is compared with its carrying amount (including goodwill). If the fair value of the reporting unit is less than its carrying amount, an indication of goodwill impairment exists for the reporting unit, and the entity must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow ("DCF") analysis.
Income Taxes
We record income taxes under the asset and liability method. Deferred tax assets and liabilities reflect our estimate of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases, as well as for operating losses and tax credit carryforwards. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted tax rates expected to be in effect when we realize the underlying items of income and expense. We consider all relevant factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction and expectations of future taxable income and the carry forward periods available to us for tax reporting purposes. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more-likely-than-not to be realized. This process requires management to make judgments regarding the timing and probability of the ultimate tax impact of the various agreements and transactions to which we are party. Due to inherent complexities arising from the nature of our business, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, actual income taxes may vary materially from these estimates and could have a significant impact on our financial position.
We record liabilities to address uncertain tax positions that we have taken in previously filed tax returns or that we expect to take in a future tax return. The determination for required liabilities is based upon an analysis of each individual tax position, taking into consideration whether it is more-likely-than-not that our tax position, based on technical merits, will be sustained upon examination. When we conclude that a tax position is more-likely-than-not to be sustained, we recognize the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority. The difference between the amount recognized and the total tax position is recorded as a liability. The ultimate resolution of these tax positions may be greater or less than the liabilities recorded.
Results of Operations for the Years Ended December 31, 2016 and 2015
Revenue:

(amounts in thousands)	Year Ended December 31,		Change
	2016	2015	$	%
Revenue:
Usage revenue	$69,098	$59,585	$9,513	16%
Subscription revenue	25,503	23,636	1,867	8%
Set-up and professional services revenue	5,951	4,393	1,558	35%
Total revenue	$100,552	$87,614	$12,938	15%
Our revenue increase is inclusive of a decline in revenue attributable to attrition of certain legacy customers of Mercent where there was a mismatch between customer needs and our objectives. As part of the integration of Mercent, we have attempted to align the services being provided to acquired customers with our business objectives, and as is natural and expected after such a process, there has been some attrition of these former Mercent customers. We expect this realignment to continue throughout 2017 as we refocus our business strategy away from certain digital marketing services related to our Demand Solutions and more towards our platform-based technology offering. Excluding all revenue attributable to customers acquired through our acquisition of Mercent, our revenue increased by 18% for the year ended December 31, 2016, as compared to 2015.
Usage revenue represented 69% and 68% of our total revenue for the years ended December 31, 2016 and 2015, respectively, and is inclusive of a decline in usage revenue attributable to attrition of certain legacy customers of Mercent as described above. Excluding all usage revenue attributable to customers acquired through our acquisition of Mercent, our usage revenue increased by 18% for the year ended December 31, 2016, as compared to 2015. The increase in our usage revenue was primarily driven by a 16% increase in the volume of customer orders, in particular for existing customers, processed through our platform during the year ended December 31, 2016, as compared to 2015.

Subscription revenue represented 25% and 27% of our total revenue for the years ended December 31, 2016 and 2015, respectively. The growth in our subscription revenue was driven by a 6% increase in the number of trading partners on our platform.
Revenue generated from set-up and professional services represented 6% and 5% of our total revenue for the years ended December 31, 2016 and 2015, respectively. The revenue increase was largely attributable to an increase in the number of retailer and supplier selling relationships on our platform.
Cost of Revenue and Gross Profit:

(amounts in thousands)	Year Ended December 31,		Change
	2016	2015	$	%
Cost of revenue	$23,057	$22,700	$357	2%
Gross profit	$77,495	$64,914	$12,581	19%
Gross profit %	77%	74%	3%
The increase in cost of revenue in 2016 was primarily driven by a $1.6 million increase in amortization of capitalized software and a $1.3 million increase in recognized deferred services cost, in each case as compared to 2015. This increase was offset by lower share-based compensation expense of approximately $2.5 million due to a larger mark-to-market adjustment on awards, and resulting expense, in 2015, as compared to 2016. Gross profit increased by $12.6 million, or 19%, as we continue to leverage our existing platform and personnel while increasing revenues.
Operating Expenses:

(amounts in thousands)	Year Ended December 31,		Change
	2016	2015	$	%
Operating expenses:
Research and development	$19,187	$16,304	$2,883	18%
Sales and marketing	11,334	11,287	47	—%
General and administrative	30,282	44,271	(13,989)	(32)%
Total operating expenses	$60,803	$71,862	$(11,059)	(15)%
Research and development expenses.    The increase in research and development expenses was mainly attributable to higher personnel-related costs of $7.4 million, of which $5.3 million is attributable to the expansion of the development team to support continued investment in our platform, with the remaining $2.1 million attributable to a reduction in the amount of software development costs capitalized as we changed and refined our methodologies and processes to estimate the portion of software development costs that is eligible to be capitalized. This increase was partially offset by a reduction of $5.0 million in share-based compensation expense due to a larger mark-to-market adjustment on awards, and resulting expense, in 2015, as compared to 2016.
Sales and marketing expenses.    Sales and marketing expenses remained flat year-over-year. We experienced an increase in personnel-related costs of approximately $1.2 million from the expansion of our sales and marketing teams and a $1.6 million increase in commission expense to our sales team in 2016, as compared to 2015. We also experienced an increase in sales tax expense, driven by a $0.6 million benefit in connection with a favorable state tax ruling in 2015 that did not recur in 2016. However, these increases were offset by a share-based compensation expense reduction of $3.3 million due to a larger mark-to-market adjustment on awards, and resulting expense, in 2015, coupled with reduction in value of performance-based awards, as compared to 2016.
General and administrative expenses.    The decrease in general and administrative expenses resulted from a reduction in share-based compensation expense of $20.2 million due to a larger mark-to-market adjustment on awards, and resulting expense, in 2015, as compared to 2016. This decrease was partially offset by a $1.2 million increase in personnel-related expenses due to increased headcount, a $1.1 million increase in payroll-related taxes due to exercises of SARs and option awards and a $4.3 million increase in professional services expenses associated with the Spin-Off and other public company costs.

Other Expenses and Income:

(amounts in thousands)	Year Ended December 31,		Change
	2016	2015	$	%
Other (expense) income:
Interest expense	$(707)	$—	$(707)	100%
Interest income	273	600	(327)	(55)%
Total other (expense) income	$(434)	$600	$(1,034)	(172)%

The increase in other (expense) income was attributable to interest expense incurred in 2016 on borrowings under our credit facility and amounts owed to Liberty under our promissory note, which we entered into in June 2016, coupled with a decrease in interest earned under our promissory note receivable due from Liberty, which was fully repaid in June 2016.
Income Taxes:

(amounts in thousands)	Year Ended December 31,		Change
	2016	2015	$	%
Income tax expense (benefit)	$7,162	$(1,881)	$9,043	nm
Effective tax rate	44%	30%	14%
The increase in income tax expense was primarily due to pre-tax book income of $16.3 million in the year ended December 31, 2016 as compared to a pre-tax book loss of $6.3 million in 2015. For the year ended December 31, 2016, actual income tax benefit was greater than the amounts computed by applying the U.S. Federal income tax rate of 35% primarily due to an adjustment recorded in the fourth quarter of 2016 associated with a change in tax law in New York State (“NY”) that updated the method used to determine the NY apportionment. Under the new method our income allocated to NY was decreased, resulting in a reduction to current state tax expense in future years, but an increase in deferred tax expense in the current period due to the reduction in the deferred state tax assets. The $1.5 million net effect was recorded in the fourth quarter of 2016 and is incorporated in our 2016 tax expense. For the year ended December 31, 2015, the difference between actual income tax expense and the computed tax is driven primarily by market adjustments for stock options exercised under our CTI share-based compensation programs.
Adjusted EBITDA:

(amounts in thousands)	Year Ended December 31,		Change
	2016	2015	$	%
Adjusted EBITDA:
Net income (loss)	$9,096	$(4,467)	$13,563	nm
Depreciation and amortization	9,803	7,794	2,009	26%
Interest expense (income)	434	(600)	1,034	(172)%
Income tax expense (benefit)	7,162	(1,881)	9,043	nm
Share-based compensation expense	11,290	42,150	(30,860)	(73)%
Adjusted EBITDA	$37,785	$42,996	$(5,211)	(12)%

Adjusted EBITDA decreased approximately $5.2 million, or 12%, for the year ended December 31, 2016, as compared to 2015. Commencing in 2016, we incurred approximately $4.3 million of incremental expenses relating to resources and other costs required to support the Spin-Off and public company compliance. The decrease is also attributable to an increase of $1.4 million in payroll-related taxes on exercises of CTI SARs and options, and a $2.1 million reduction in the amount of software development costs capitalized, as we changed and refined our methodologies and processes to estimate the portion of software development costs that is eligible to be capitalized. Further, for the year ended December 31, 2015, we recognized a benefit in connection with a favorable state sales tax ruling of $0.6 million, which did not recur in 2016. These decreases were partially offset by increased operating profit on higher revenues in 2016, as compared to 2015.
The primary driver of the change in share-based compensation expense is the mark-to-market adjustment, primarily generated by the change in underlying share value, for each period. For both the year ended December 31, 2015 and the three months ended March 31, 2016, the estimated share-price, which was based on an internal valuation using the assistance of a third-party advisory firm, discounted cash flow projections and comparable market valuations, increased and resulted in higher expense. For the remainder of the twelve months ended December 31, 2016, the estimated share-price was based on the fair market value of our Series C common stock traded immediately following the Spin-Off (for shares granted prior to the Spin-Off) or the fair market value of our Series C common stock on the grant date (for shares granted after the Spin-Off), which decreased as compared to our most recent internal valuation and resulted in a reduction to expense as compared to the prior period. Following the Spin-Off, the awards under the legacy CTI stock award plans are no longer classified as liability awards, and the fair value of these awards will no longer be remeasured at each reporting period.
Results of Operations for the Years Ended December 31, 2015 and 2014
Revenue:

(amounts in thousands)	Year Ended December 31,		Change
	2015	2014	$	%
Revenue:
Usage revenue	$59,585	$45,018	$14,567	32%
Subscription revenue	23,636	15,966	7,670	48%
Set-up and professional services revenue	4,393	4,777	(384)	(8)%
Total revenue	$87,614	$65,761	$21,853	33%
Our revenue increase was primarily driven by the acquisition of Mercent, which contributed 16 percentage points of the overall 33% revenue growth in 2015, with the remaining 17 percentage points attributable to our core drop-ship solution.
Usage revenue represented 68% of our total revenue for each of the years ended December 31, 2015 and 2014. The increase in our usage revenue in 2015 as compared to 2014 was driven by a 20% increase in the volume of customer orders processed through our platform during the year ended December 31, 2015, with the remaining increase being attributable to incremental revenue related to our other solutions charged on a per usage basis.
Subscription revenue represented 27% and 24% of our total revenue for the years ended December 31, 2015 and 2014, respectively. The growth in our recurring subscription revenue in 2015 as compared to 2014 was driven by an 11% increase in the number of trading partners on our platform.
Revenue generated from set-up and professional services represented 5% and 7% of our total revenue for the years ended December 31, 2015 and 2014, respectively. The decrease in our set-up and professional services revenue in 2015 compared to 2014 was driven by lower customer set-up fee revenue as a result of an increase in the estimated average expected life used for the revenue recognition time period of deferred vendor set-up fees.
Cost of Revenue and Gross Profit:

(amounts in thousands)	Year Ended December 31,		Change
	2015	2014	$	%
Cost of revenue	$22,700	$12,652	$10,048	79%
Gross profit	$64,914	$53,109	$11,805	22%
Gross profit %	74%	81%	(7)%
The increase in cost of revenue in 2015 was attributable to approximately $6.9 million of costs associated with the Mercent acquisition and approximately $1.0 million of amortization expense associated with the intangible assets acquired in the transaction. We also increased the number of employees in our customer service and other operational functions to support the growth of the Company, which resulted in higher personnel-related costs of approximately $1.4 million and additional share-based compensation expense due to fair value adjustments of approximately $0.6 million.
Operating Expenses:

(amounts in thousands)	Year Ended December 31,		Change
	2015	2014	$	%
Operating expenses:
Research and development	$16,304	$9,966	$6,338	64%
Sales and marketing	11,287	6,705	4,582	68%
General and administrative	44,271	29,843	14,428	48%
Total operating expenses	$71,862	$46,514	$25,348	54%
Research and development expenses.    The increase in research and development expenses was attributable to the expansion of the development team to support continued investment towards improvements to our platform, which resulted in higher personnel-related costs of approximately $1.8 million and additional share-based compensation expense due to fair value adjustments of approximately $2.7 million. Also, the additional personnel associated with the acquisition of Mercent resulted in approximately $1.8 million of the increase in research and development expenses.
Sales and marketing expenses.    The increase in sales and marketing expenses was attributable to the expansion of our sales team, in addition to the expansion of our marketing personnel to enhance our product and business-to-business marketing efforts, which resulted in higher personnel-related costs of $3.0 million, additional share-based compensation expense due to fair value adjustments of approximately $1.4 million and an increase of $0.7 million of commission expense to our sales team on higher revenues. These increased expenses were partially offset by a benefit in connection with a favorable state sales tax ruling of $0.6 million in 2015, which did not occur in 2014.
General and administrative expenses.    The increase in general and administrative expenses was attributable to an increase in personnel to support the Company in the areas of finance, billing, information technology, human resources and corporate development and additions to our executive team, which resulted in higher personnel-related costs of $1.5 million and additional share-based compensation expense due to fair value adjustments of approximately $7.9 million. The increase was also attributable to approximately $3.5 million of costs associated with the Mercent acquisition and approximately $0.8 million of amortization expense associated with the intangible assets acquired in the transaction.
Other Expenses and Income:

(amounts in thousands)	Year Ended December 31,		Change
	2015	2014	$	%
Other (expense) income:
Interest expense	$—	$—	$—	—%
Interest income	600	657	(57)	(9)%
Total other (expense) income	$600	$657	$(57)	(9)%
The decrease in other expenses and income was primarily attributable to a decrease in our interest rate on the intercompany promissory note receivable due from Liberty.
Income Taxes:

(amounts in thousands)	Year Ended December 31,		Change
	2015	2014	$	%
Income tax (benefit) expense	$(1,881)	$2,945	$(4,826)	nm
Effective tax rate	30%	41%	(11)%
The decrease in income tax expense was primarily attributable to lower pre-tax book income. For each period, actual income tax differs from the amounts computed by applying the U.S. Federal income tax rate of 35% to pre-tax income primarily due to state and local income tax, net of Federal income tax benefits. For the year ended December 31, 2015, the difference between actual income tax expense and the computed tax is driven primarily by market adjustments for stock options and SARs exercised under our CTI share-based compensation program.
Adjusted EBITDA:

(amounts in thousands)	Year Ended December 31,		Change
	2015	2014	$	%
Adjusted EBITDA:
Net income (loss)	$(4,467)	$4,307	$(8,774)	nm
Depreciation and amortization	7,794	4,417	3,377	76%
Interest expense (income)	(600)	(657)	57	(9)%
Income tax expense (benefit)	(1,881)	2,945	(4,826)	nm
Share-based compensation expense	42,150	28,356	13,794	49%
Adjusted EBITDA	$42,996	$39,368	$3,628	9%
The increase in Adjusted EBITDA was primarily attributable to additional operating profit on higher revenues in 2015, as compared to 2014, which was partially offset by increased expenses from the Mercent acquisition, personnel costs due to an increase in headcount and commission expenses on higher revenue.

The primary driver of the change in share-based compensation expense was mark-to-market adjustments, primarily generated by the change in underlying share value, as well as an increase in the number of share-based awards vesting in 2015, as compared to 2014.
Liquidity and Capital Resources

(amounts in thousands)	Year Ended December 31,		Change
	2016	2015	$	%
Net cash provided by (used in):
Operating activities	$(48,122)	$24,534	$(72,656)	nm
Investing activities	26,840	(30,867)	57,707	nm
Financing activities	$8,416	$(715)	$9,131	nm
Historically, the cash we generate from operations has been sufficient to fund our working capital requirements and capital expenditures. For the year ended December 31, 2016, however, cash flow from operations includes payments made to employees in connection with exercises and settlements of share-based awards (see Note 12 to the accompanying consolidated financial statements), as a result of which we made payments of approximately $86.7 million, reducing our share-based compensation liability. To fund these payments, in addition to existing cash balances and cash from operations, we used funds from Liberty's repayment of the promissory note receivable due from Liberty and borrowed additional funds under the intercompany funding arrangement with Liberty described in Note 8 to the accompanying audited consolidated financial statements. Subsequent to the Spin-Off, we settle share-based arrangements using shares of our equity issuable under equity plans that were adopted at the time of the Spin-Off. We expect that cash from operations and available capacity for borrowings under our credit facility will be sufficient to meet our cash flow requirements in the foreseeable future.
Cash Flow from Operating Activities
Net cash from operating activities decreased $72.7 million for the year ended December 31, 2016, as compared to 2015. The primary driver for the decrease was a $79.2 million increase in cash payments for the settlement of share-based awards as discussed above, in addition to an $8.6 million decrease in net cash paid to settle obligations due to Liberty. This decrease was partially offset by a $13.6 million improvement in net income, a net increase of $5.5 million in non-cash expenses (depreciation, amortization, share-based compensation, deferred income taxes and other) and reductions of $4.0 million in working capital related accounts.
Cash Flow from Investing Activities
Cash flow from investing activities increased approximately $57.7 million for the year ended December 31, 2016, as compared to 2015. This increase was primarily attributable to collection of $36.4 million owed to us under the intercompany promissory note receivable due from Liberty, which was fully repaid in June 2016.The increase in 2016 as compared to 2015 was also attributable to the use of $20.2 million to fund the acquisition of Mercent in 2015, and a $1.9 million decrease in capitalized software costs in 2016. These increases were partially offset by increased cash outflows for property and equipment purchases of $0.8 million, primarily associated with $2.4 million in leasehold improvements and outfitting of our new corporate headquarters in 2016.
Cash Flow from Financing Activities
Cash flow from financing activities increased $9.1 million for the year ended December 31, 2016. This increase was primarily driven by $26.0 million of net borrowings under our revolving credit facility and our intercompany funding arrangement with Liberty to fund our operating cash outflows associated with the settlement of share-based awards, coupled with a cash contribution from Liberty of $6.0 million to compensate us for dilution from equity award adjustments in connection with the Spin-Off. The increase was partially offset by $1.1 million of debt issuance costs associated with our credit facility, $19.7 million of pre-spin dividend payments to Liberty and other shareholders, and a $3.4 million increase in cash outflows for share repurchases associated with our liquidity program (see Note 12 to the accompanying audited consolidated financial statements).

Contractual Obligations
Our principal commitments consist of lease obligations for our office space and debt repayments associated with our revolving credit facility. The following table summarizes these contractual obligations at December 31, 2016:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
			(in thousands)
Operating lease obligations	$9,812	$839	$4,289	$4,322	$362
Long-term debt obligations*	26,000	—	—	26,000	—
Total contractual obligations	$35,812	$839	$4,289	$30,322	$362

*Subsequent to December 31, 2016, we made $14.0 million in payments to reduce the outstanding obligations on our credit facility.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk in the normal course of business due to our ongoing investing and financial activities and the conduct of operations in different foreign countries. Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings.
We are exposed to changes in interest rates primarily as a result of borrowings under our revolving credit facility used to maintain liquidity and to fund business operations. The amount of our long-term debt is expected to vary as a result of future funding requirements, cash generation, market conditions and other factors. We have not entered into any interest rate swap arrangements to manage our exposure to interest rate risk, although we may do so in the future if and when we deem appropriate. In performing a sensitivity analysis on our exposure to interest rate risk, we do not believe a 1.00% increase or decrease in interest rate would have a material impact on our interest expense.
Although not significant, we have revenue, expenses, assets and liabilities that are denominated in currencies other than the U.S. dollar, including the British pound sterling and the Canadian dollar. As we expand internationally, our results of operations and cash flows will continue to be impacted by foreign currency fluctuations. We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.

Item 8. Financial Statements and Supplementary Data
COMMERCEHUB, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
CommerceHub, Inc.:
We have audited the accompanying consolidated balance sheets of CommerceHub, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CommerceHub, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Albany, New York
March 6, 2017

COMMERCEHUB, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$6,471	$19,337
Accounts receivable, net of allowances of $200 and $239, respectively	18,109	16,472
Prepaid income taxes	4,311	—
Prepaid expenses and other current assets	1,549	1,048
Total current assets	30,440	36,857
Note receivable—Parent	—	36,107
Capitalized software, net	6,716	7,189
Deferred services costs	4,989	4,956
Property and equipment, net	7,629	6,706
Intangibles, net	—	1,750
Goodwill	21,410	21,410
Deferred income taxes	7,714	38,825
Other long-term assets	1,122	—
Total assets	$80,020	$153,800

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$2,135	$3,982
Accrued payroll and related expenses	7,435	5,538
Due to Parent	—	9,112
Income taxes payable	7	—
Deferred revenue	5,149	4,490
Share-based compensation liability	—	94,427
Total current liabilities	14,726	117,549
Deferred revenue, long-term	7,581	7,532
Share-based compensation liability, long-term	—	1,786
Other long-term liabilities	1,135	—
Long-term debt	26,000	—
Total liabilities	49,442	126,867
Equity:
Preferred stock, $0.01 par value. Authorized shares of 50,000,000; 0 shares issued and outstanding at December 31, 2016 and 2015	—	—
Series A common stock, $0.01 par value. 40,000,000 shares authorized; 13,536,502 and 0 shares issued and outstanding at December 31, 2016 and 2015, respectively	135	—
Series B common stock, $0.01 par value. 1,500,000 shares authorized; 711,992 and 0 shares issued and outstanding at December 31, 2016 and 2015, respectively	7	—
Series C common stock, $0.01 par value. 83,000,000 shares authorized; 28,672,805 and 0 shares issued and outstanding at December 31, 2016 and 2015, respectively	287	—
Additional paid-in capital	16,904	—
Parent's investment	—	22,784
Retained earnings	13,245	4,149
Total equity	30,578	26,933
Total liabilities and equity	$80,020	$153,800
See accompanying notes to these consolidated financial statements

COMMERCEHUB, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue, including related party revenue of $7,350, $6,653, and $6,641, respectively (Note 8)	$100,552	$87,614	$65,761
Cost of revenue	23,057	22,700	12,652
Gross profit	77,495	64,914	53,109
Operating expenses:
Research and development	19,187	16,304	9,966
Sales and marketing	11,334	11,287	6,705
General and administrative	30,282	44,271	29,843
Total operating expenses	60,803	71,862	46,514
Income (loss) from operations	16,692	(6,948)	6,595
Other (expense) income:
Interest expense	(707)	—	—
Interest income	273	600	657
Total other (expense) income	(434)	600	657
Income (loss) before income taxes	16,258	(6,348)	7,252
Income tax expense (benefit)	7,162	(1,881)	2,945
Net income (loss)	9,096	(4,467)	4,307
Total comprehensive income (loss)	$9,096	$(4,467)	$4,307

Earnings (loss) per share:
Basic	$0.21	$(0.10)	$0.10
Diluted	$0.21	$(0.10)	$0.10

Shares used in computing earnings (loss) per share:
Basic	42,831	42,703	42,703
Diluted	44,343	42,703	42,703
See accompanying notes to these consolidated financial statements

COMMERCEHUB, INC.
Consolidated Statements of Equity
(In thousands, except share data)

	Common Stock
	Series A	Series B	Series C	Par Value	APIC	Parent's Investment	Retained Earnings	Total Equity
Balance at January 1, 2014	—	—	—	$—	$—	$23,443	$5,477	$28,920
Issuance of common stock for exercised options						52		52
Repurchase of outstanding shares						(580)		(580)
Cash dividends paid							(584)	(584)
Net income (loss)							4,307	4,307
Balance at December 31, 2014	—	—	—	—	—	22,915	9,200	32,115
Issuance of common stock for exercised options						33		33
Repurchase of outstanding shares						(164)		(164)
Cash dividends paid							(584)	(584)
Net income (loss)							(4,467)	(4,467)
Balance at December 31, 2015	—	—	—	—	—	22,784	4,149	26,933
Net income (loss)							9,096	9,096
Exercise of stock options						73		73
Contribution from Parent						6,000		6,000
Cash dividends paid to Parent and others						(19,730)		(19,730)
Change in capitalization in connection with the Spin-Off	13,522,288	711,992	28,468,562	427	8,700	(9,127)		—
Reclassification of share-based compensation liability					12,489			12,489
Issuance of minority shares			109,354	1	(1)			—
Forfeiture of net operating losses to Parent					(9,785)			(9,785)
Share-based compensation expense					4,730			4,730
Exercise of stock options	15,268		96,917	1	772			773
Excess tax deduction from the exercise of stock options					(1)			(1)
Issuance of restricted stock units	2		7	—	—			—
Cancellation of restricted shares	(1,056)		(2,035)	—	—			—
Balance at December 31, 2016	13,536,502	711,992	28,672,805	$429	$16,904	$—	$13,245	$30,578
See accompanying notes to these consolidated financial statements.

COMMERCEHUB, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$9,096	$(4,467)	$4,307
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	9,803	7,794	4,417
Amortization of debt issuance costs	111	—	—
Share-based compensation expense	11,290	42,150	28,356
Deferred income taxes	21,326	(12,289)	(9,929)
Bad debt expense	629	481	596
Accrued interest income	(273)	(600)	(657)
Loss on disposal of long-term assets	179	—	—
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(2,326)	(816)	(4,058)
Prepaid expenses and other assets	(599)	(40)	(278)
Prepaid income taxes	(4,311)	—	—
Deferred costs	(33)	(1,094)	(536)
Deferred revenue	708	2,031	1,234
Accounts payable and accrued expenses	166	(2,683)	1,439
Accrued payroll and related expenses	1,901	2,097	194
Income taxes payable	7	—	—
Share-based compensation liability payments	(86,684)	(7,507)	(7,036)
Parent receivables and payables, net	(9,112)	(523)	1,400
Net cash (used in) provided by operating activities	(48,122)	24,534	19,449

Cash flows from investing activities:
Purchases of property and equipment	(4,995)	(4,158)	(2,129)
Additions to capitalized software	(4,545)	(6,484)	(2,986)
Acquisition of business, net of cash acquired	—	(20,225)	—
Collection of note receivable - Parent	36,380	—	—
Net cash provided by (used in) investing activities	26,840	(30,867)	(5,115)

Cash flows from financing activities:
Borrowings on revolver	50,000	—	—
Payments on revolver	(24,000)	—	—
Cash paid for debt issuance costs	(1,100)	—	—
Purchase of treasury stock	(3,600)	(164)	(580)
Cash received from exercise of stock options	846	33	52
Borrowings on note payable - Parent	28,664	—	—
Payments on note payable - Parent	(28,664)	—	—
Contribution from Parent	6,000	—	—
Dividends paid to Parent and others	(19,730)	(584)	(584)
Net cash provided by (used in) financing activities	8,416	(715)	(1,112)
Currency effect on cash and cash equivalents	—	—	—
Net (decrease) increase in cash and cash equivalents	(12,866)	(7,048)	13,222

Cash and cash equivalents, beginning of period	19,337	26,385	13,163
Cash and cash equivalents, end of period	$6,471	$19,337	$26,385
Supplemental disclosure of non-cash investing and financing activities:
Contractual obligations for acquisition of fixed assets	$—	$876	$—
Supplemental disclosures of cash flow information:
Cash paid for interest	$531	$—	$—
Cash paid for taxes	$7,809	$11,723	$10,336
Collection of federal tax benefit from Parent	$8,522	$—	$—
See accompanying notes to these consolidated financial statements

COMMERCEHUB, INC.
Notes to Consolidated Financial Statements

Note 1 - Description of Business
CommerceHub, Inc. ("CommerceHub," the "Company," "us," "we" and "our") was founded in 1997 (then known as Commerce Technologies, Inc.) and is headquartered in Albany, New York, with additional locations in Seattle, Washington and the Hertford, England. We are a leading provider of cloud-based e-commerce fulfillment and marketing solutions that integrate supply, demand and delivery for large retailers and consumer brands, manufacturers and distributors. Our end-to-end solutions are provided through the CommerceHub software platform, a hub that streamlines integration and enables more efficient transactions among our retailer and supplier customers and their other trading partners, while also enabling them to access the online marketplaces, search engines, social and product advertising and other digital marketing channels where consumers browse and buy. Our solutions also help our customers integrate with the 3PL providers, including fulfillment and delivery providers, that take purchased products to the consumer’s doorstep.
Recent Events
Spin-Off from Liberty Interactive Corporation
During November 2015, the board of directors of Liberty Interactive Corporation, our former parent company ("Liberty" or "Parent"), authorized a plan to distribute to the holders of Liberty's Series A and Series B Liberty Ventures common stock, shares of CommerceHub (the "Spin-Off"). At the time, CommerceHub was a newly formed Delaware corporation that, pursuant to an internal restructuring, effective July 21, 2016, became the parent of Commerce Technologies, LLC, a Delaware limited liability company that, as a result of the restructuring, is the successor to Commerce Technologies, Inc. ("CTI"), the entity through which CommerceHub transacted prior to the Spin-Off. The Spin-Off was completed on July 22, 2016 and was effected as a pro rata dividend of shares of CommerceHub to the stockholders of Series A and Series B Liberty Ventures common stock of Liberty. The Internal Revenue Service (“IRS”) has completed its review of the Spin-Off and has notified Liberty that it agreed with the nontaxable characterization of the Spin-Off.
Following the Spin-Off, CommerceHub now operates as a stand-alone publicly traded company, and neither Liberty nor CommerceHub has any stock ownership, beneficial or otherwise, in the other. In connection with the Spin-Off, CommerceHub entered into certain agreements (effective the date of the Spin-Off) with Liberty and/or Liberty Media Corporation ("Liberty Media"), which are further discussed in Note 8 to these consolidated financial statements. In July 2016, the Company had cash inflows and outflows in conjunction with the Spin-Off, which include the following:

•	borrowed $50.0 million under our credit facility (see Note 14) to fund cash outflows described below;

•	fully repaid our note payable due to Liberty, including accrued interest, of $28.7 million and amounts due for state taxes paid of $1.3 million;

•
paid a dividend of $18.9 million to the holders of CTI common stock, primarily our Parent as a return of Parent's investment, and an additional $0.9 million to Parent, as holder of CTI preferred shares;

•
collected amounts due from Liberty for federal tax benefits of $8.5 million, which is included in Parent receivables and payables, net on the consolidated statements of cash flows (see Note 13 for further discussion of tax-related transactions that occurred in connection with the Spin-Off); and

•	received a contribution from Liberty of $6.0 million to compensate the Company for the dilution associated with Parent equity awards.
Note 2 - Basis of Presentation
The consolidated financial statements include the accounts of CommerceHub and its subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP").
Use of Estimates
Preparing these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

COMMERCEHUB, INC.
Notes to Consolidated Financial Statements

Segment and Geographic Information
Operating segments are components of our business for which discrete financial information is available and evaluated by the chief operating decision maker ("CODM") (our Chief Executive Officer) for purposes of allocating resources and evaluating financial performance. Our CODM reviews consolidated financial information results of the Company to allocate resources and evaluate performance. As such, the Company operates as a single segment.

(amounts in thousands)	Year Ended December 31,
	2016	2015	2014
Revenue:
Usage revenue	$69,098	$59,585	$45,018
Subscription revenue	25,503	23,636	15,966
Set-up and professional services revenue	5,951	4,393	4,777
Total revenue	$100,552	$87,614	$65,761
We generate nearly all of our revenue in the United States and Canada. For the years ended December 31, 2016, 2015 and 2014, approximately 96%, 96% and 95%, respectively, of our total retailer and seller program revenue was generated from customers located in the United States. Substantially all of our assets are located within the United States.
Reclassifications
We made certain reclassifications to our consolidated financial statements which include reclassifying certain sales taxes, in the amounts of $455 thousand and $335 thousand for the years ended December 31, 2015 and 2014, respectively, from cost of revenue to sales and marketing to comply with our current policy for presenting such costs.
Note 3 - Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of 90 days or less to be cash equivalents. Cash at both December 31, 2016 and 2015 consisted principally of cash held at financial institutions in the U.S. that management believes to be reputable and at times exceed insured limits.
Accounts Receivable and Allowance for Doubtful Accounts
The Company grants credit in the normal course of business without collateral. Accounts receivable are stated net of allowances for doubtful accounts, which represent estimated losses resulting from the inability of certain customers to make the required payments. When determining the allowances for doubtful accounts, we take several factors into consideration, including the overall composition of the accounts receivable aging, our prior history of accounts receivable write-offs, the types of customers and our experience with specific customers. We write off accounts receivable when they are determined to be uncollectible. Changes in the allowances for doubtful accounts are recorded as bad debt expense and are included in general and administrative expenses in our consolidated statements of comprehensive income (loss).
The allowance for doubtful accounts activity, included in accounts receivable, net, was as follows (in thousands):

	2016	2015	2014
Balances as of, January 1	$239	$233	$1,131
Provision for doubtful accounts	629	481	596
Write-offs	(668)	(475)	(1,494)
Balances as of, December 31	$200	$239	$233

COMMERCEHUB, INC.
Notes to Consolidated Financial Statements

Property and Equipment
Property and equipment are stated at cost. Equipment under capital leases are stated at the present value of minimum lease payments. Repairs and maintenance costs are expensed as incurred. Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

Computer equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	lesser of remaining lease term or estimated useful life
Capitalized Software Costs
The Company capitalizes the cost of payroll, payroll-related costs and third-party consulting fees incurred in the direct development or enhancement of solutions as internal-use software. During 2016, we changed and further refined our methodologies and processes to estimate the portion of software development costs that is eligible to be capitalized, which is assessed at a project level. Development costs incurred during the preliminary project stage or costs incurred for requirements gathering, data conversion activities, training, maintenance, and minor enhancements are expensed as incurred. Development costs incurred for the coding, configuration, interfacing, automation and testing of new functionality after the preliminary project stage is complete is capitalized. Capitalized software costs are amortized on a straight-line basis over two to three years, based on the nature and estimated useful life of the applicable solution. Amortization of capitalized software costs is included in cost of revenue within the consolidated statements of comprehensive income (loss).
Deferred Services Costs
The Company defers direct payroll, payroll-related costs and third-party consulting costs incurred for the set-up and integration of new customers on our platform and for enhancements we make to our platform that are particular to specific customers. Deferred services costs associated with the integration of customers on our platform are recognized over the estimated life of our customers. Deferred services costs incurred to enhance existing customer's platforms are recognized over the estimated remaining customer life. Amortization of deferred services costs are included in cost of revenue within the consolidated statements of comprehensive income (loss).
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value may be determined through various valuation techniques including discounted cash flow models, quoted market values and independent third-party appraisals, as considered necessary.
Goodwill
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is reviewed for impairment at least annually as of October 1, and more frequently if events or changes in circumstances indicate that goodwill might be impaired.
GAAP provides an entity the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step goodwill impairment test. If this is the case, the two-step goodwill impairment test is required. If it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required.
For the year ended December 31, 2015, we performed a qualitative assessment of goodwill for its single reporting unit and determined that it was more-likely-than-not that the fair value of its reporting unit exceeded the carrying amount, and no impairment loss was recorded in 2015. During the year ended December 31, 2016, we performed step one of the goodwill impairment test utilizing the market capitalization approach to determine whether the fair value of our reporting unit is less than its carrying amount. Based upon our assessment, we believe the fair value exceeds the carrying value, and no impairment loss was recorded in 2016.
Revenue and Deferred Revenue
The Company generates revenue through delivery of its e-commerce fulfillment and marketing software platform. The Company follows Financial Accounting Standards Board ("FASB") guidance set forth in Accounting Standards Codification ("ASC") Subtopic 985-605-05 related to Hosting Arrangements and ASC Subtopic 605-25 related to Revenue Arrangements

COMMERCEHUB, INC.
Notes to Consolidated Financial Statements

with Multiple Deliverables. The Company recognizes revenue when all of the following conditions are met: there is persuasive evidence of an arrangement, the services have been delivered to the customer, the collection of the related fees is reasonably assured and the amount of the related fees is fixed and determinable.
Revenue from new customer acquisition is generated under sales agreements with multiple elements and includes usage fees, subscription fees and related set-up and professional services fees that allow our customers to access our solutions. Customers do not have the contractual right to take possession of our solutions. We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has stand-alone value and delivery of the undelivered element is probable and within the Company's control.
Subscription fees are charged on a stand-alone basis or in association with a minimum usage level required to be maintained by a customer in connection with our Demand Solutions. The Company recognizes subscription fees as revenue in the period in which the subscription is earned. Usage fees are comprised of fees charged to customers based on the level of a customer's utilization of our solutions. Usage fee revenue is generated primarily from customer orders, content services, inventory management and third-party communication services. The Company recognizes usage fee revenue in the period in which the usage fee is earned.
Set-up fees provide customers access to our solutions through production launch. They are billed during the implementation phase and recorded as deferred revenue until a customer's subscription period has commenced. We also provide professional services to enhance our solutions based on a particular customer's needs. Set-up and professional services fees related to customer-specific solution enhancements do not have stand-alone value because they are sold only in conjunction with a subscription to our solutions, they are sold only by the Company, a customer could not resell them and they do not represent the culmination of a separate earnings process. Set-up fees without stand-alone value are recognized over the longer of the life of the agreement or the expected customer life. The Company recognizes revenue for fees billed for solution enhancement services over the estimated remaining customer life. In determining the estimated life of our customers, we considered our historical experience with customer contract renewals, type of customer, size of the customer and the period over which the customer will benefit from the related offerings. During 2016, we updated the estimated life of certain customers, which as of December 31, 2016 ranges from 1 to 10 years, reflecting a shorter life for smaller supplier customers to a longer life for our largest retail customers. Deferred revenue consisted of the unearned portion of deferred set-up and professional services fees.
Reimbursable costs received for out-of-pocket expenses are recorded as revenue and cost of revenue in the consolidated statements of comprehensive income (loss).
Advertising Expenses
The Company incurs advertising expense consisting of promotions and public relations to promote our services. Advertising is expensed as incurred and was $100 thousand, $314 thousand and $295 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.
Share-based Compensation
Share-based awards exchanged for employee services are recorded as expense, on a straight-line basis, at the estimated fair value of these awards over the requisite employee service period (typically 4 years), or where applicable for performance-based awards, over the service period, when the achievement of certain performance-based conditions are considered probable, and expire after 10 years. Prior to the Spin-Off, the Company's share-based awards consisted of CTI-issued stock options and stock appreciation rights ("SARs"), which were classified as liability awards and were included as a share-based compensation liability on the consolidated balance sheets. The Company measured the cost of services received in exchange for these awards based on the fair value of the award, and remeasured the fair value of the award at each reporting date.
In connection with the Spin-Off, the outstanding CTI equity incentive awards were adjusted, such that each holder of an option award or a SAR with respect to shares of CTI common stock received an option award to purchase shares of our Series C common stock. Unlike the original CTI options and SARs, which were able to be settled in cash prior to completion of the Spin-Off, the new option awards resulting from the conversion of the original CTI options and SARs may only be settled in shares of CommerceHub's Series C common stock (see Note 12).
The Company estimates the fair value of stock options and SAR awards using a Black-Scholes pricing model. The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results differ from the Company's estimates, such amounts are recorded as an adjustment in the period in which estimates are revised. In valuing share-based awards, significant judgment is required in determining the fair value of the Company's share price (for awards granted prior to the Spin-Off), the expected volatility of common stock and the expected term for which individuals will hold

COMMERCEHUB, INC.
Notes to Consolidated Financial Statements

their share-based awards prior to exercise. With the assistance of an independent third-party advisory firm, for the years ended December 31, 2015 and 2014 and the three months ended March 31, 2016, we estimated share-price based on an internal valuation using a combination of three different approaches:
•Market Multiple Approach;
•Guideline Transaction Approach; and
•Discounted Cash Flow ("DCF") Approach.

The Market Multiple Approach involves the capitalization of revenue and earnings before interest, taxes, depreciation and amortization, and option expense. Multiples are determined through an analysis of certain publicly traded companies, selected on a basis of operational and economic similarity with the principal business and operational revenue model of CommerceHub. Multiples are calculated for the comparative companies based upon their trading prices. The risk analysis incorporates quantitative and qualitative risk factors, which relate to, among other things, the nature of the industry in which we and the other comparative companies are engaged, relative size, profitability and growth rates.
The Guideline Transaction Approach is similar to the Market Multiple Approach in that it involves a consideration of multiples of revenue and Adjusted EBITDA. However, multiples used for this approach were determined through the analysis of transactions involving controlling interests in companies with operations similar to CommerceHub's business.
Internally prepared financial projections are used to develop the DCF Approach, a valuation method that estimates the present value of the projected cash flows to be generated from the business. In the DCF Approach, a discount rate, reflecting all risks of ownership and associated risks of realizing the stream of projected future cash flows, is applied to the stream of projected cash flows.
For the three months ended June 30, 2016, the estimated share-price was based on the fair market value of our Series C common stock traded immediately following the Spin-Off. For awards granted subsequent to the Spin-Off, the share-price is based on the closing price of our Series C common stock on the date of grant. Expected volatility of the stock is based on our peer group in the industry in which we do business because we do not have sufficient historical volatility data for our stock. The expected term of the options considers our historical and expected future employee exercise behavior, and is determined using the simplified method, which was considered to be our best estimate of expected future term as we lack sufficient history of exercise activity as a stand-alone public company. Further, our historical exercise experience is not considered to be representative of our future expected term based on the significant exercise activity that occurred in 2016 in anticipation of the Spin-Off. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of the Company's share-based awards. The Company assumed a zero dividend yield as, following the Spin-Off, we do not expect to pay any cash dividends in the foreseeable future.
The following table summarizes the assumptions used for estimating the fair value of share-based awards granted for the years ended December 31:

	2016 - Post Spin-Off	2016 - Pre Spin-Off	2015	2014
Risk-free interest rate	1.36% - 2.27%	1.23% - 1.44%	1.76%	1.65%
Expected term (years)	6.3	5.9 - 6.3	5.3 - 6.2	5.3 - 6.0
Expected volatility	41.51% - 41.89%	42.12%	30% - 31%	30% - 32%
Dividend yield	—%	—%	—%	—%
Weighted average grant date fair value	$6.22	$15.18	$14.13	$9.12
The awards outstanding at Spin-Off were converted at an exchange ratio of approximately 2.18, which reduced the underlying share price and resulting grant fair value of awards granted after the Spin-Off.
Our forfeiture rate is estimated based on our historical turnover experience among other qualitative factors. We review and update our forfeiture rate, if necessary, at least annually, or more frequently if facts or circumstances indicate a change is necessary. The fair value of our RSU awards has been determined by using the closing market price per share of our Class C common stock on the date of grant.
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred

COMMERCEHUB, INC.
Notes to Consolidated Financial Statements

tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A tax valuation allowance is established, as needed, to reduce deferred tax assets to the amount expected to be realized. In the event it becomes more-likely-than-not that some or all of the deferred tax asset allowances will not be needed, the valuation allowance will be adjusted.
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have determined the amount of the tax benefit to be recognized by estimating the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense when settled.
Note 4 - Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU No. 2014-09"). This standard is effective for fiscal years beginning after December 15, 2017, with two transition methods of adoption allowed, a full retrospective or modified retrospective. In May 2016, FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations, (Reporting Revenue Gross versus Net). This update was to further clarify the implementation guidance on principal versus agent considerations in the previously issued ASU No. 2014-09. In April 2016, FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, which clarifies implementation guidance on the identification of performance obligations and the licensing implementation guidance in ASU No. 2014-09. In May 2016, FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which clarifies the guidance on assessing collectability, presentation of sales taxes, non-cash consideration and completed contracts and contract modifications at transition. In December 2016, FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, which clarifies certain narrow aspects of ASU No. 2014-09.
We have begun to evaluate the impacts of this new standard on our financial statements, information technology ("IT") systems and business processes and controls. We have developed an implementation plan to adopt this new guidance including determining the method of adoption. As part of this plan, we are currently assessing the potential impact this standard will have on our consolidated financial statements and related disclosures, including the potential impacts to our usage, subscription and set-up and professional services revenues. Further, while we are still evaluating the impact of this standard, our preliminary assessment is that there will be an impact relating to the accounting for costs to acquire a contract. The provisions of the new standard will result in the deferral of additional costs, primarily commission expense to sales representatives, which will be recognized over the estimated customer life. Based on our assessment procedures performed to date, we are currently unable to estimate the impact this standard will have on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU No. 2016-02"). This topic provides that a lessee should recognize the assets and liabilities that arise from leases. Topic 842 requires an entity to separate the lease components from the nonlease components in a contract. ASU No. 2016-02 is intended to improve financial reporting about lease transactions and is effective for fiscal years beginning after December 15, 2018. We are evaluating the financial statement impact this update will have on the consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"), which is intended to improve the accounting for share-based payment transactions as part of the FASB's simplification initiative. ASU No. 2016-09 changed the aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. We are adopting ASU No. 2016-09 in the first quarter of 2017, which will not have a significant impact on the consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230) ("ASU No. 2016-15"), which addresses eight specific cash flow matters with the objective of reducing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017. We are evaluating the financial statement impact this update will have on the consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash ("ASU No. 2016-18"), which requires that entities show the changes in the total of cash, cash equivalents and restricted cash in the statement of cash flows. Transfers

COMMERCEHUB, INC.
Notes to Consolidated Financial Statements

between cash, cash equivalents and restricted cash should not be presented as cash flow activities on the statement of cash flows. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017. We do not expect the adoption of this standard will have a material impact on the consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) ("ASU No. 2017-04"): Simplifying the Accounting for Goodwill Impairment, which removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. An impairment charge will now equal the amount by which the reporting unit's carrying value exceeds its fair value. ASU No. 2017-04 is effective for fiscal years beginning after December 15, 2019. We do not expect the adoption of this standard will have a material impact on the consolidated financial statements.
Note 5 - Earnings (Loss) Per Share
For all periods prior to the Spin-Off, basic and diluted earnings (loss) per common share is computed by dividing net income (loss) for the respective period by 42,702,842 common shares, which is the aggregate of 13,522,288 shares of Series A common stock, 711,992 shares Series B common stock and 28,468,562 shares of Series C common stock issued upon completion of the Spin-Off on July 22, 2016. The shares used in the calculation of diluted earnings per share for periods prior to the Spin-Off exclude issuances of 109,354 shares of common stock issued to pre-Spin-Off minority shareholders of CTI and 7,362,933 outstanding awards to purchase shares of our common stock, which occurred after the Spin-Off.
For all periods occurring after the Spin-Off, basic earnings (loss) per common share is computed by dividing net income (loss) for the respective period by the weighted average number of common shares outstanding for the period beginning at the Spin-Off through the last day of the reporting period. Diluted earnings (loss) per share gives effect to all dilutive potential shares outstanding resulting from employee stock options and restricted stock units during that period.
The following table sets forth net income (loss) and the basic and diluted shares used to calculate earnings per share (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$9,096	$(4,467)	$4,307

Basic - weighted average shares outstanding	42,831	42,703	42,703
Effect of dilutive potential securities	1,512	—	—
Diluted - weighted average shares outstanding	44,343	42,703	42,703

Anti-dilutive securities	4,222	—	—
The shares used in the calculation of diluted earnings per share for periods following the Spin-Off exclude (a) options to purchase shares where the exercise price was greater than the average market price of common shares for the period, using the treasury-stock method, and therefore the effect of the inclusion would be anti-dilutive and (b) awards with performance-based conditions where the performance criteria has not been met as of the reporting date.
During the fourth quarter of 2016, there was an increase of approximately 690 thousand diluted shares outstanding due to the performance criteria of certain employee stock options having been met as of the end of the reporting period.
Note 6 - Acquisition of Mercent Corporation
On January 8, 2015, the Company acquired 100% of the shares of Mercent Corporation ("Mercent"), an online marketing technology and service company that helped merchants optimize performance across online channels, for total cash consideration of approximately $20.2 million, net of cash acquired.
During the year ended December 31, 2015, the Company incurred transaction-related costs of approximately $166 thousand, which are included in general and administrative expenses. No additional transaction-related costs were incurred in the year ended December 31, 2016.

COMMERCEHUB, INC.
Notes to Consolidated Financial Statements

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
$20,266
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
Note 7 - Concentrations of Significant Customers and Credit Risk
No single customer accounted for more than 10% of our total revenue in either of the years ended December 31, 2016, 2015 or 2014. However, our revenue model is primarily based on retailer and supplier program relationships whereby many revenue-generating supplier transactions conducted through our platform may be attributable to a single retailer ("Total Program Revenue"). There were two customers with Total Program Revenue that accounted for more than 10% of our total revenue in the year ended December 31, 2016, there was one such customer in the year ended December 31, 2015, and there were two such customers in the year ended December 31, 2014.
No customer represented more than 10% of accounts receivable at December 31, 2016.
Note 8 - Related Party Transactions
Prior to the Spin-Off, Liberty, QVC, Inc. (“QVC”), which is a wholly owned subsidiary of Liberty, and other subsidiaries and equity investments of Liberty were related parties of CommerceHub for GAAP purposes and related persons of CommerceHub for purposes of Regulation S-K under the Securities Exchange Act of 1934, as amended. As a result, since this report includes pre-Spin-Off periods, we have disclosed activities with these entities during the periods presented. For future reporting on periods that do not include pre-Spin-Off periods, based on current facts and circumstances, we do not expect Liberty, QVC or other subsidiaries or equity investments of Liberty to be related parties or related persons of CommerceHub, but we will continue to monitor and evaluate these relationships and other potential relationships with related parties and/or related persons.
(a)   Transactions with QVC
We provide our solutions to QVC in the ordinary course of business. For the years ended December 31, 2016, 2015 and 2014, Total Program Revenue with QVC (including QVC and suppliers transacting with QVC on our platform) accounted for approximately 7%, 8%, and 10% of total revenue, respectively. We had accounts receivable owing from QVC of approximately $784 thousand and $511 thousand at December 31, 2016 and December 31, 2015, respectively.
(b)   Transactions with Liberty
During 2016, we had outstanding a promissory note as a lender to Liberty, presented as note receivable—Parent on the consolidated balance sheets. This note carried an interest rate based on one-year LIBOR plus 100 basis points. During the second quarter of 2016, Liberty fully repaid amounts outstanding of $36.4 million pursuant to this promissory note, including accumulated interest of $2.4 million.

COMMERCEHUB, INC.
Notes to Consolidated Financial Statements

During June 2016, to assist the Company in meeting its financial obligations under the SAR Plan and Liquidity Program (see Note 12), the Company entered into a funding arrangement with Liberty pursuant to a previously established intercompany funding agreement, under which Liberty agreed to loan the Company cash at current market interest rates, or make additional equity investments in common stock. During the third quarter of 2016, amounts outstanding pursuant to this arrangement, including accumulated interest, were repaid to Liberty by the Company using borrowings under our credit facility (see Note 14). The funding agreement between the Company and Liberty was terminated as of the Spin-Off.
CommerceHub entered into certain agreements (effective July 22, 2016) with Liberty and/or Liberty Media, including a reorganization agreement, a services agreement and a tax sharing agreement. The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Spin-Off, certain conditions to the Spin-Off and provisions governing the relationship between CommerceHub and Liberty with respect to and resulting from the Spin-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and CommerceHub and other agreements related to tax matters. Further, under this agreement, we are required to indemnify Liberty, its subsidiaries and certain related persons for taxes and losses resulting from the failure of the Spin-Off to qualify as a tax-free transaction under Internal Revenue Code ("IRC") Section 355 of the to the extent that such taxes and losses (i) result primarily from, individually or in the aggregate, the breach of certain covenants made by us (applicable to actions or failures to act by our Company and our subsidiaries following the completion of the Spin-Off) or (ii) result from the application of IRC Section 355(e) to the Spin-Off as a result of the treatment of the Spin-Off as part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50% or greater interest (measured by vote or value) in the stock of our Company (or any successor corporation). Our indemnification obligations to Liberty, its subsidiaries and certain related persons are not limited in amount or subject to any cap. If we are required to indemnify Liberty, its subsidiaries or such related persons under the circumstances set forth in the tax sharing agreement, we may be subject to substantial liabilities, which could materially adversely affect our financial position.
In July 2016, in conjunction with the Spin-Off, we collected amounts due from Liberty for federal tax benefits of $8.5 million (see Note 13 for further discussion of tax-related transactions that occurred in connection with the Spin-Off) and fully repaid amounts due for state taxes paid of $1.3 million. Further, we received a contribution from Liberty of $6.0 million to compensate the Company for the dilution associated with Parent equity awards and paid a dividend of $18.9 million to the holders of CTI common stock, primarily our Parent as a return of Parent's investment, and an additional $0.9 million to Parent, as holder of CTI preferred shares. Pursuant to the services agreement, Liberty Media provides CommerceHub with general and administrative services including legal, tax, accounting, treasury and investor relations support related to necessary public-company functions. CommerceHub must reimburse Liberty Media for direct, out-of-pocket expenses incurred by Liberty Media in providing these services, and CommerceHub pays a services fee to Liberty Media under the services agreement, which totaled $306 thousand for the year ended December 31, 2016. This fee is included in general and administrative expenses in the consolidated statements of comprehensive income (loss). Liberty Media and CommerceHub evaluate all charges under the services agreement for reasonableness on a quarterly basis and make such adjustments to these charges as the parties mutually agree. Amounts owed to Liberty at December 31, 2016 of $33 thousand in connection with these agreements is included in accounts payable and accrued expenses on the consolidated balance sheets.
Note 9 - Capitalized Software Costs
Capitalized software costs, net was comprised of the following at December 31 (in thousands):

	2016	2015
Capitalized software costs	$32,506	$41,120
Less accumulated amortization	(25,790)	(33,931)
Capitalized software costs, net	$6,716	$7,189
Amortization expense related to capitalized software costs is included in cost of revenue and was approximately $5.0 million, $3.4 million and $2.6 million, for the years ended December 31, 2016, 2015 and 2014, respectively.

COMMERCEHUB, INC.
Notes to Consolidated Financial Statements

Future amortization expense of existing capitalized software costs as of December 31, 2016 is expected to be as follows for the years ending December 31 (in thousands):

2017	$4,512
2018	1,953
2019	251
$6,716
Note 10 - Property and Equipment
Property and equipment consisted of the following (in thousands) at December 31:

	2016	2015
Computer equipment	$14,892	$13,344
Furniture and fixtures	1,101	1,383
Leasehold improvements	2,965	2,271
Equipment under capital leases	—	46
Total	18,958	17,044
Less accumulated depreciation	(11,329)	(10,338)
Property and equipment, net	$7,629	$6,706
Depreciation of property and equipment totaled approximately $3.0 million and $2.6 million and $1.8 million during the years ended December 31, 2016, 2015 and 2014, respectively.
Note 11 - Goodwill and Intangible Assets
There were no changes in the carrying amount of goodwill during the year ended December 31, 2016.
Intangibles assets acquired were as follows (in thousands):

December 31, 2016	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	2.0	$1,500	$(1,500)	$—
Customer relationships	2.0	2,000	(2,000)	—
Total		$3,500	$(3,500)	$—

December 31, 2015	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	2.0	$1,500	$(750)	$750
Customer relationships	2.0	2,000	(1,000)	1,000
Total		$3,500	$(1,750)	$1,750
Amortization expense related to intangible assets was $1.8 million for each of the years ended December 31, 2016 and 2015, and $0 for the year ended December 31, 2014. There is no future amortization expense for intangible assets as of December 31, 2016.
Note 12 - Share-Based Awards
The Company grants, to certain of its employees, board members and consultants, awards to purchase shares of its common stock. Prior to the Spin-Off, the Company's share-based awards consisted of stock options and SARs issued by the Company's predecessor, CTI. Some of these awards contain service conditions (typically 4 years) and some of these awards contain both service- and performance-based conditions.

COMMERCEHUB, INC.
Notes to Consolidated Financial Statements

Included in the consolidated statements of comprehensive income (loss) are the following amounts of share-based compensation for the years ended December 31 (amounts in thousands):

	2016	2015	2014
Cost of revenue	$(102)	$2,361	$1,432
Research and development	2,261	7,229	4,249
Sales and marketing	834	4,098	2,682
General and administrative	8,297	28,462	19,993
	$11,290	$42,150	$28,356
Share-based compensation is recognized net of estimated forfeitures. Our forfeiture rate is estimated based on our historical turnover experience among other qualitative factors.     Gross tax related benefits of $87.2 million, $7.5 million and $6.5 million were also recognized for the years ended December 31, 2016, 2015 and 2014, respectively.
CTI Options and SARs Activity
Prior to the Spin-Off, all of the Company's share-based awards were classified as liability awards as the SARs could have been settled in cash and the stock options could have been settled in cash at the option of the holder, in each case under the Liquidity Program (as defined and discussed below). The Company measured the cost of services received in exchange for a liability classified award based on the current fair value of the award, and remeasured the fair value of the award at each reporting date.
The following table summarizes the share-based award activity of the outstanding CTI options and SARs under the 1999 Plan and the SAR Plan (each as defined below) from the beginning of the reporting period through the Spin-Off:

	Number of awards	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at January 1, 2016	4,082,256	$8.48
Granted	1,815,996	$35.61
Exercised	(2,576,055)	$6.86
Tendered*	(437,831)	$3.52
Forfeited	(220,750)	$24.60
Outstanding at Spin-Off	2,663,616	$27.94	8.7	$17,239
Exercisable at Spin-Off	138,808	$10.87	5.3	$3,439
*Tendered stock options under the 1999 Plan represent eligible stock options exchanged for cash under the Liquidity Program.
The total intrinsic value of options exercised during 2016 under the 1999 Plan prior to the Spin-Off totaled $86.7 million, and totaled $7.5 million and $7.0 million for the years ended December 31, 2015 and 2014, respectively. Cash received from stock option exercises in 2016 under the 1999 Plan prior to the Spin-Off totaled $73 thousand and totaled $33 thousand and $52 thousand for the years ended December 31, 2015 and 2014, respectively, and is included within financing activities in the consolidated statements of cash flows.
CommerceHub Options and SARs Activity Post-Spin-Off
In connection with the Spin-Off, the outstanding CTI options and SARs were adjusted, such that each holder thereof received an option award to purchase shares of our Series C common stock, with the exercise price and number of shares subject to such new option awards based on the exercise price of and number of shares subject to the original CTI option or SAR and the exchange ratio used in the internal restructuring with respect to the CTI minority holders. On July 22, 2016, 2,663,616 awards, comprised of 33,950 options and 2,629,666 SARs then-outstanding were converted at an exchange ratio of approximately 2.18, to 5,811,150 options to purchase shares of our Series C common stock. Unlike the original CTI options and SARs, which were able to be settled in cash prior to completion of the Spin-Off, the new option awards resulting from the conversion of the original CTI options and SARs may only be settled in shares of CommerceHub's Series C common stock. Except as described above, the terms of these new option awards (including, for example, the vesting terms thereof) are, in all material respects, the same as those of the corresponding original CTI option or SAR award.

COMMERCEHUB, INC.
Notes to Consolidated Financial Statements

Additionally, our internal restructuring in connection with the Spin-Off resulted in a modification of the terms and conditions of the outstanding equity awards upon the Spin-Off, and the classification of the awards from liability to equity awards. As of the July 21, 2016 modification date, the Company performed a fair value analysis of the awards immediately before and immediately after the restructuring. As the Company’s pre-Spin-Off share-based award plans (further described below) contained antidilution provisions, there was no incremental fair value or compensation expense as a result of the restructuring. The fair value of these awards immediately before and immediately after the Spin-Off was approximately $12.5 million. The value of these awards at the time of the restructuring was reclassified from share-based compensation liability to additional paid in capital. The remaining unvested compensation expense is recognized over the remaining service period or, for those awards with performance-based conditions, the service period when such performance conditions are considered probable.
The following table summarizes the share-based award activity of options to purchase shares of our Series C common stock under our Legacy Stock Appreciation Rights Plan and Legacy Stock Option Plan (each as defined below) from the time of Spin-Off through the last day of the reporting period:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
			(in years)	(in thousands)
CommerceHub Options and SARs outstanding at Spin-Off	5,811,150	$12.81
Granted	193,998	$14.59
Exercised	(70,143)	$7.37
Forfeited	(160,898)	$10.24
Outstanding at December 31, 2016	5,774,107	$13.01	8.3	$16,784
Exercisable at December 31, 2016	283,401	$4.87	4.8	$2,880
Expected to vest at December 31, 2016	5,330,004	$12.75	8.2	$16,731
The aggregate intrinsic value of options exercised following the Spin-Off totaled $0.5 million. Cash received from exercises of stock options following the Spin-Off totaled $773 thousand, and is included in financing activities in the consolidated statements of cash flows.
CommerceHub RSU Activity (Series C)
The following table summarizes the share-based award activity of RSUs in respect of our Series C common stock granted under our Omnibus Plan (as defined below) for the year ended December 31, 2016:

	Number of awards	Weighted average grant-date fair value
		(in thousands)
Outstanding at January 1, 2016	—	$—
Granted	507,979	$14.35
Vested	—	$—
Forfeited	(2,148)	$14.33
Outstanding at December 31, 2016	505,831	$14.35
As of December 31, 2016, unrecognized compensation cost related to RSUs and options to purchase shares of Series C common stock was approximately $22.1 million and is expected to be recognized over a weighted average remaining vesting period of approximately 3.4 years.

COMMERCEHUB, INC.
Notes to Consolidated Financial Statements

New Parent Option Activity (Series C)
The following table summarizes the share-based award activity of options to purchase shares of our Series C common stock under our Transitional Plan (as defined below) from the time of Spin-Off through the last day of the reporting period:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
			(in years)	(in thousands)
New Parent option awards outstanding at Spin-Off	1,032,817	$8.87
Granted	—	$—
Exercised	(26,774)	$6.09
Forfeited	—	$—
Outstanding and expected to vest at December 31, 2016	1,006,043	$8.93	4.0	$6,104
Exercisable at December 31, 2016	581,862	$11.29	3.1	$4,806
New Parent Restricted Stock Awards and New Parent RSU Activity (Series C)
As of July 22, 2016, following the Spin-Off, there were 30,409 new Parent restricted stock awards (as defined below) and 1,094 new Parent RSUs (as defined below) with respect to our Series C common stock, issued to holders of original Ventures equity awards (as defined below). Activity in the new Parent restricted stock awards and new Parent RSUs with respect to our Series C common stock under the Transitional Plan from the time of Spin-Off through the last day of the reporting period was not material.
The new Parent option awards to purchase shares of, and new Parent restricted stock awards and new Parent RSUs with respect to, our Series C common stock (as defined below) outstanding do not carry unrecognized compensation cost, as any related compensation expense is incurred by Liberty.
New Parent Options Activity (Series A)
The following table summarizes the share-based award activity of options to purchase shares of our Series A common stock under the Transitional Plan from the time of Spin-Off through the last day of the reporting period:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
			(in years)	(in thousands)
New Parent option awards outstanding at Spin-Off	344,456	$7.42
Granted	—	$—
Exercised	(15,268)	$6.09
Forfeited	—	$—
Outstanding and expected to vest at December 31, 2016	329,188	$7.46	3.5	$2,470
Exercisable at December 31, 2016	257,212	$6.06	2.7	$2,292
New Parent Restricted Stock Awards and New Parent RSU Activity (Series A)
As of July 22, 2016, following the Spin-Off, there were 13,447 new Parent restricted stock awards and 534 new Parent RSUs with respect to our Series A common stock. Activity in the new Parent restricted stock awards and new Parent RSUs with respect to our Series A common stock under the Transitional Plan from the time of Spin-Off through the last day of the reporting period was not material.
There is no unrecognized compensation cost related to awards to purchase shares of, and in connection with, our Series A common stock as these awards are held by employees of Liberty and any related compensation expense is incurred by Liberty.
New Parent Options Activity (Series B)
There were 172,882 new Parent option awards to purchase shares of our Series B common stock, with a weighted average exercise price of $11.89, aggregate intrinsic value of $538 thousand, and weighted average remaining contractual life

COMMERCEHUB, INC.
Notes to Consolidated Financial Statements

of 5.2 years outstanding at December 31, 2016. There was no activity subsequent to the Spin-Off related to these awards. There were 32,052 options exercisable at December 31, 2016, with a weighted average exercise price of $12.49, aggregate intrinsic value of $80 thousand and weighted average remaining contractual life of 5.9 years. There is no unrecognized compensation cost related to options to purchase shares of our Series B common stock as these awards are held by an employee of Liberty and any related compensation expense is incurred by Liberty.
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
The Company made total cash payments of approximately $13.5 million, $2.4 million and $6.1 million in exchange for the exercise of vested stock options, and $3.6 million, $0.2 million and $0.6 million to repurchase shares outstanding from minority shareholders, under this program during the years ended December 31, 2016, 2015 and 2014, respectively. The Liquidity Program terminated effective as of the completion of the Spin-Off.
SAR Plan
During 2010, the Company instituted the 2010 Stock Appreciation Rights Plan (the "SAR Plan"). Pursuant to the SAR Plan, a committee appointed by the Company's Board of Directors (or in the absence of such a committee, the Board of Directors acting in the capacity of such committee) was authorized to grant SARs to employees, board members and consultants of the Company. The SAR Plan authorized grants of up to 6 million SARs, which included and was not in addition to shares previously issued, or shares issuable in respect of awards previously issued, under the 1999 Plan. The SARs issued under the SAR Plan typically vested over a period of four years and expired 10 years from the date of grant for service-based awards. SARs that included both service and performance-based conditions vested based on the satisfaction of service requirements and achievement of performance conditions over the period specified in the applicable award agreement, which ranged from 1 to 4 years at the time of the Spin-Off. We made certain assumptions regarding the probability of achieving these performance conditions each period and adjusted the value of the awards in the period our estimates were revised. At times, actual results varied from expected results.
The Company made total cash payments of approximately $73.2 million, $5.1 million and $0.9 million during the years ended December 31, 2016, 2015 and 2014, respectively, to settle exercised SARs. The SAR Plan was terminated and replaced with the CommerceHub, Inc. Legacy Stock Appreciation Rights Plan (the "Legacy SAR Plan") in connection with the completion of the Spin-Off. Future grants under the Legacy SAR Plan are not permitted following the Spin-Off.
Share-Based Award Plans Post-Spin-Off
CommerceHub, Inc. 2016 Omnibus Incentive Plan
In connection with the Spin-Off, we adopted the CommerceHub, Inc. 2016 Omnibus Incentive Plan (as amended, amended and restated or otherwise modified from time to time, the “Omnibus Plan”). We amended and restated the Omnibus Plan on October 13, 2016 in order to permit the compensation committee of the Company’s board of directors to delegate award granting authority under the Omnibus Plan. The Omnibus Plan is designed to provide additional remuneration to officers, employees, nonemployee directors and independent contractors for service to CommerceHub and to encourage each plan participant’s investment in CommerceHub. Stock options, SARs, restricted shares, restricted stock units, cash awards, performance awards or any combination of the foregoing may be granted under the Omnibus Plan (collectively, "awards"). The

COMMERCEHUB, INC.
Notes to Consolidated Financial Statements

maximum number of shares of our common stock with respect to which awards may be granted under the Omnibus Plan is 13,200,000 shares of our Series C common stock, subject to anti-dilution, annual share-reserve increases and other adjustment provisions of the Omnibus Plan. The Omnibus Plan is administered by the compensation committee of the Company’s board of directors with regard to awards granted under the Omnibus Plan other than awards granted to the nonemployee directors, which are administered by the full board of directors, and the compensation committee and its designees (and the board of directors with respect to awards granted to non-employee directors) have full power and authority to determine the terms and conditions of such awards.
Legacy Stock Appreciation Rights Plan and Legacy Stock Option Plan
In connection with the Spin-Off, all of the new option awards with respect to our Series C common stock that were issued as a result of the Spin-Off to holders of CTI SARs and options outstanding immediately prior to the Spin-Off were issued pursuant to the Legacy SAR Plan and the CommerceHub, Inc. Legacy Stock Option Plan (the "Legacy Stock Option Plan"), respectively. The Legacy SAR Plan and the Legacy Stock Option Plan govern the terms and conditions of these new option awards but will not be used to make any new grants following the Spin-Off.
Employee Stock Purchase Plan
We have adopted an Employee Stock Purchase Plan (the “ESPP”) that was approved by our shareholders prior to the Spin-Off, under which we have reserved 900,000 shares of our Series C common stock for issuance to our employees.  Subject to certain restrictions, the ESPP provides employees with the opportunity to invest a portion of their annual eligible compensation to purchase shares of our Series C common stock at a purchase price equal to 85% of the lower of (a) the fair market value of our Series C common stock at the beginning of the applicable six-month offering period, and (b) the fair market value of our Series C common stock at the end of the applicable six-month offering period. The first offering period under the ESPP began on January 1, 2017.
Transitional Stock Adjustment Plan
All of the new Parent option awards, new Parent RSUs and new Parent restricted stock awards (each as defined below) were issued pursuant to the CommerceHub, Inc. Transitional Stock Adjustment Plan (the “Transitional Plan”). The Transitional Plan governs the terms and conditions of the Parent incentive awards described below but will not be used to make any grants following the Spin-Off.
New Parent Options
Liberty had granted to certain directors, officers, employees and consultants of Liberty stock options to purchase shares of Liberty Ventures common stock pursuant to applicable incentive plans in place at Liberty. Each holder of an outstanding option to purchase shares of Liberty Ventures common stock (an "original Ventures option award") on the record date for the Spin-Off (the "record date") who was a member of the Liberty board of directors or an officer of Liberty holding the position of Vice President or above received (i) an option to purchase shares of the corresponding series of our common stock and an option to purchase shares of our Series C common stock (such new option awards, "new Parent option awards") and (ii) an adjustment to the exercise price of and the number of shares subject to the original Ventures option award (as so adjusted, an "adjusted Ventures option award"). The exercise prices of and the number of shares subject to the new Parent option awards and the related adjusted Ventures option award were determined based on the exercise price of and the number of shares subject to the original Ventures option award, the distribution ratios used in the Spin-Off, the pre-Spin-Off trading price of Liberty Ventures common stock (determined using the volume weighted average price of the applicable series of Liberty Ventures common stock over the three consecutive trading days immediately preceding the Spin-Off) and the relative post-Spin-Off trading prices of Liberty Ventures common stock and our common stock (determined using the volume-weighted average price of the applicable series of common stock over the three consecutive trading days beginning on the first trading day following the Spin-Off on which both the Liberty Ventures common stock and our common stock traded in the "regular way" (meaning once the common stock trades using a standard settlement cycle)), such that the pre-Spin-Off intrinsic value of the original Ventures option award was allocated between the new Parent option awards and the adjusted Ventures option award.
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

COMMERCEHUB, INC.
Notes to Consolidated Financial Statements

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
Note 13 - Income Taxes
For periods prior to the Spin-Off, CTI was part of the Liberty consolidated tax group. Prior to the Spin-Off, federal income taxes were paid (or refunded) to Liberty pursuant to the terms of a tax sharing agreement under which taxes were computed on a separate company basis. After the Spin-Off, CommerceHub is now a separate, standalone, federal taxpayer. The tax provision included in these consolidated financial statements has been prepared on a stand-alone basis, as if CommerceHub was not part of the Liberty consolidated group. Accordingly, the effective tax rate of the Company in future years could vary from its historical effective tax rates depending on, among other factors, future legal structure of CommerceHub and related tax elections.
Liberty files income tax returns in the US federal jurisdiction, various state jurisdictions, and within the United Kingdom. In the normal course of business Liberty is subject to examination by various taxing authorities. All tax years prior to 2013 are closed. The IRS has completed its examination of the 2013 - 2014 tax years; however, 2013 remains "open" until the statutory limitations period lapses on September 15, 2017, and 2014 remains "open" until the statutory limitations period lapses on September 15, 2018. Liberty's 2015 and 2016 tax years are being examined currently under the IRS's Compliance Assurance Process ("CAP") program. The statutory limitations periods in the applicable state jurisdictions vary, but they generally expire three to four years from the due date or filing of the tax return.
CommerceHub will file income tax returns in the US federal jurisdiction, various state jurisdictions, and within the United Kingdom for the post-Spin-Off period of 2016 and subsequent periods. CommerceHub has historically filed stand-alone income tax returns in various state jurisdictions and will expand the list of states in the post-Spin-Off period and subsequent periods. In the normal course of business, CommerceHub will be subject to examination by various taxing authorities. CommerceHub is not eligible to participate in the CAP program for the July 22, 2016 through December 31, 2016 period. The statutes in the various state jurisdictions in which CommerceHub historically filed stand-alone income tax returns vary, but they generally expire three to four years from the due date or filing of the tax return.

COMMERCEHUB, INC.
Notes to Consolidated Financial Statements

Income tax expense (benefit) consists of the following (in thousands) at December 31:

	2016	2015	2014
Current
Federal	$(11,497)	$7,931	$9,994
State and local	(2,674)	2,477	2,880
Foreign	7	—	—
Total current	(14,164)	10,408	12,874
Deferred
Federal	15,869	(9,942)	(7,805)
State and local	5,457	(2,347)	(2,124)
Total deferred	21,326	(12,289)	(9,929)
Total tax expense (benefit)	$7,162	$(1,881)	$2,945
There were no uncertain tax positions as of December 31, 2016 or December 31, 2015. There were no accrued interest and penalties recognized in the balance sheet as of December 31, 2016 and December 31, 2015.
Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income (loss) before taxes as a result of the following (in thousands) for the years ended December 31:

	2016	2015	2014
Computed "expected" tax expense	$5,690	$(2,222)	$2,538
Increase (decrease) resulting from:
State tax law change	1,524	—	—
State and local income taxes, net of Federal income tax benefit	284	(21)	565
Impact of state rate change on deferred taxes	—	105	(131)
Non-deductible expenses	66	228	—
Market adjustment for options exercised	127	319	29
Write-off Federal NOL	122	—	—
Research and Development tax credits	(649)	(368)	—
Other	(2)	78	(56)
	$7,162	$(1,881)	$2,945
The increase in the income tax expense in 2016 as compared to the benefit in 2015 is primarily due to pre-tax book income of $16.3 million, compared to a pre-tax book loss of $6.3 million in 2015. In 2016, actual income tax expense was greater than the amounts computed by applying the U.S. Federal income tax rate of 35%, primarily due to an adjustment recorded in the fourth quarter of 2016 associated with a change in tax law in New York State (“NY”). This tax law change, which was enacted in 2014 and effective January 1, 2015, revised the method used to determine NY revenue apportionment. Under the new method, CommerceHub’s income apportioned to NY decreased, resulting in a reduction to current state income tax expense in future years, but an expense in the current period due to the reduction in the deferred state tax asset.
The Company did not appropriately update its NY apportionment rate to reflect the impact of this law change in 2014. As a result, fiscal 2014 deferred income tax expense was understated by approximately $2.3 million, with a corresponding overstatement of deferred tax assets. Current and deferred income tax expense for the fiscal 2015 period was overstated by approximately $0.8 million, with a corresponding $1.0 million understatement of taxes payable (included in Due to Parent), and a $0.2 million overstatement of deferred tax assets. The $1.5 million net effect of these errors was corrected in the fourth quarter of 2016 upon filing the 2015 NY tax return, is incorporated in our 2016 tax expense, and included in “State tax law change” in the table above. Based on our assessment of the quantitative and qualitative factors, the error and related impacts were not considered material to the consolidated financial statements of the 2015 and 2014 prior periods to which they relate, and the correction of this error was not considered material to our 2016 consolidated financial statements.
The write-off of Federal net operating loss carryforwards ("NOLs") is the result of forfeiting one year of IRC Section 382 limitations described below and NOLs in conjunction with the Spin-Off, as both the pre- and post-Spin-Off periods in 2016 count against the available number of periods, while the amount of NOLs we are limited to in 2016 does not change.

COMMERCEHUB, INC.
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands) at December 31:

	2016	2015
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$75	$259
Deferred revenue	2,721	2,536
Accrued liabilities	426	1,154
Shared-based compensation expense	5,948	37,263
Net operating loss	3,999	3,953
Other	1	4
Total deferred tax assets	13,170	45,169
Deferred tax liabilities:
Software and deferred costs	4,372	5,581
Property and equipment	1,084	763
Total gross deferred tax liabilities	5,456	6,344
Net deferred tax asset	$7,714	$38,825
As of December 31, 2015, the Company's net deferred tax asset was primarily attributed to temporary differences related to share-based compensation awards. The exercise of a significant portion of share-based compensation awards during 2016 created a tax deductible expense, and reduced the deferred tax asset by $31.3 million. The deductions generated estimated gross federal NOLs of approximately $74.7 million. As allowed under the tax sharing agreement between the Company and Liberty entered into prior to the Spin-Off, $49.1 million of these NOLs were utilized to refund federal income taxes paid to Liberty in the prior two tax years. In accordance with the same tax sharing agreement, subject to finalizing our 2016 pre-Spin-Off federal tax return, the remaining federal NOLs of $25.6 million were forfeited and recorded as an equity distribution to Liberty upon the Spin-Off.
State NOLs were also created and the Company intends to file amended state income tax returns for prior years in 2017 to request a refund of approximately $1.1 million of state taxes previously paid in states which allow a carryback claim.
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences.
Before the imposition of IRC Section 382 limitations described below, at December 31, 2016, the Company had unused NOLs that it acquired as part of the Mercent acquisition. Based on studies of the changes in ownership of Mercent at acquisition, it has been determined that IRC Section 382 ownership changes have occurred which limit the amount of NOLs that can be used in future years. Approximately $1.5 million of NOLs are available to be utilized each year from 2017 to 2019 and approximately $0.35 million of NOLs are available to be utilized each year from 2020 to 2033 for a total of $9.4 million.
Under IRC Section 382, the use of loss carryforwards may be limited if a change in ownership of a company occurs. If it is determined that, due to transactions involving CommerceHub's shares owned by its 5 percent or greater shareholders, a change of ownership has occurred under the provisions of IRC Section 382, the Company's federal NOLs could be subject to additional IRC Section 382 limitations.
Note 14 - Long-Term Debt
On June 28, 2016, we entered into a credit agreement governing a $125.0 million revolving credit facility which expires on June 28, 2021. At December 31, 2016, we had $26.0 million in borrowings and no letters of credit outstanding under the facility, and our available borrowings under the facility were $99.0 million. Subsequent to December 31, 2016, we repaid an additional $14.0 million in borrowings under the facility. At December 31, 2016, the fair value of our debt, which holds a floating interest rate of a short duration and is based on Level 2 valuation inputs, approximated the carrying value.

COMMERCEHUB, INC.
Notes to Consolidated Financial Statements

The interest rate applicable to our initial borrowings is LIBOR plus a yield of 1.75%. Interest on the revolving credit facility is based on a base rate or Eurodollar rate plus an applicable margin that increases as our total leverage ratio increases, with the base rate margin ranging from 0.75% to 1.25% and the Eurodollar rate margin ranging from 1.75% to 2.25% respectively. The interest rate on borrowings outstanding under the revolving credit facility was 2.56% at December 31, 2016. The revolving credit facility also carries a commitment fee of 0.25% to 0.50% per annum on the unused portion. In conjunction with entering into this credit facility, we incurred charges totaling $1.1 million. These charges are included in other long-term assets on the consolidated balance sheet and will be recognized over the term of the credit facility.
Borrowings under the credit facility are collateralized by substantially all of our assets. The credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, including a total leverage ratio and an interest coverage ratio, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in compliance with these covenants and restrictions as of December 31, 2016.
Note 15 - Commitments and Contingencies
Legal Proceedings
From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition, results of operations and/or cash flows.
Leases
The Company leases its corporate offices and primary operations facility under an operating lease arrangement which expires in March 2022, with renewal provisions to extend the lease through March of 2028. We also lease office facilities in Seattle, Washington and shared office facilities and executive office facilities in Hertford, England. Total rent expense for the Company's office space for the years ended December 31, 2016, 2015 and 2014 was $1.9 million, $1.4 million and $0.6 million, respectively.
Future minimum lease payments due under operating lease arrangements contain rent increases over the term of the lease. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis. The excess of rent expense over future minimum lease payments due totaled $1.1 million and $0 at December 31, 2016 and 2015, respectively and is included in other long-term liabilities on the consolidated balance sheets.
At December 31, 2016, contractual minimum payments under operating leases were as follows (in thousands):

Year Ending December 31,
2017	$839
2018	2,132
2019	2,157
2020	2,183
2021	2,139
Thereafter	362
Total minimum lease payments	$9,812

COMMERCEHUB, INC.
Notes to Consolidated Financial Statements

Note 16 - Selected Quarterly Information (unaudited)

	Three Months Ended,
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except per share amounts)
Revenue	$22,090	$23,103	$22,478	$32,881
Gross profit	15,985	17,783	16,741	26,986
Income (loss) from operations	(3,026)	7,280	633	11,805
Net income (loss)	$(1,990)	$4,424	$710	$5,952

Earnings (loss) per share:*
Basic	$(0.04)	$0.10	$0.02	$0.14
Diluted	$(0.04)	$0.10	$0.02	$0.13

	Three Months Ended,
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except per share amounts)
Revenue	$18,791	$19,857	$19,695	$29,271
Gross profit	14,335	14,468	13,363	22,748
Income (loss) from operations	(2,063)	(1,824)	(1,298)	(1,763)
Net income (loss)	$(1,425)	$(1,060)	$(621)	$(1,361)

Earnings (loss) per share:*
Basic	$(0.04)	$(0.02)	$(0.01)	$(0.03)
Diluted	$(0.04)	$(0.02)	$(0.01)	$(0.03)
* Share count for pre-Spin-Off periods represent the shares issued at Spin-Off on July 22, 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Reporting
None.
Item 9A. Controls and Procedures
     As we are an emerging growth company and a newly public company, we have not prepared a formal management’s report on internal control over financial reporting, as would otherwise be required by Section 404 of the Sarbanes-Oxley Act of 2002, nor have we engaged an independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our consolidated financial statements. Our compliance with Section 404 of the Sarbanes-Oxley Act will first be subject to management’s assessment regarding internal control over financial reporting in connection with the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2017, and we will not be required to have an independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting until the filing of our first Annual Report on Form 10-K after we lose emerging growth company status. Accordingly, this Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Remediation Plan for Material Weakness in Internal Control over Financial Reporting
We have identified a material weakness in our internal control over financial reporting relating to the processes and controls to properly identify and account for transactions of a complex and non-routine nature. We have taken active steps toward remediating the material weakness through the hiring of experienced individuals, including the hiring of our Chief Accounting Officer in May 2016, who is responsible for identifying the other needs of our Company, including staffing, required to remediate the material weakness. In July 2016, we hired an SEC Reporting and Technical Accounting Manager responsible for external reporting requirements and review of non-routine or complex transactions. Further, during 2016, we implemented new policies and processes including, but not limited to, formalizing a delegation of authority policy, implementing processes to document the accounting for non-routine or complex transactions, and enhanced account reconciliation controls. We also have refined existing processes and methodologies and expanded the use of our financial systems used for accounting and financial reporting. In August 2016, we appointed a Director of Internal Audit responsible for designing and testing our internal controls over financial reporting. We also have commenced our process to review and document our internal controls over financial reporting, and will commence our testing of controls in 2017.
We are working to remediate the material weakness as quickly and efficiently as possible and expect that the material weakness will be remediated by the end of fiscal 2017. This expected timing incorporates management's continued efforts to strengthen process and policies, as well as the necessary steps required to perform a management assessment as discussed above. Notwithstanding the material weakness described above, our management has concluded that the financial statements included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operation and cash flows in conformity with generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
Other than the items noted above, no changes occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders (the "2017 Proxy Statement") to be filed with the Securities and Exchange Commission (the "SEC") within 120 days of the fiscal year ended December 31, 2016.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the 2017 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the 2017 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the 2017 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the 2017 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a)    We have filed the following documents as part of this Annual Report on Form 10-K:

(1)    Financial Statements:

See the Index to Consolidated Financial Statements under Item 8 "Financial Statements and Supplementary Financial Data" of this Annual Report on Form 10-K.

(2)    Financial Statement Schedules:

All schedules are omitted as information required is inapplicable or the information is presented in the consolidated financial statements and the related notes under Item 8 "Financial Statements and Supplementary Financial Data" of this Annual Report on Form 10-K.

(3)    Exhibits:

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2017.

COMMERCEHUB, INC.

By:	/s/ FRANCIS POORE
Name:	Francis Poore
Title:	President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Francis Poore, Mark Greenquist and Michael Trimarchi, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ FRANCIS POORE	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2017
Francis Poore
/s/ MARK GREENQUIST	Chief Financial Officer (Principal Financial Officer)	March 6, 2017
Mark Greenquist
/s/ MICHAEL TRIMARCHI	Chief Accounting Officer (Principal Accounting Officer)	March 6, 2017
Michael Trimarchi
/s/ RICHARD N. BAER	Chairman of the Board and Director	March 6, 2017
Richard N. Baer
/s/ MARK CATTINI	Director	March 6, 2017
Mark Cattini
/s/ DAVID GOLDHILL	Director	March 6, 2017
David Goldhill
/s/ CHAD HOLLINGSWORTH	Director	March 6, 2017
Chad Hollingsworth
/s/ MICHAEL P. HUSEBY	Director	March 6, 2017
Michael P. Huseby
/s/ BETSY L. MORGAN	Director	March 6, 2017
Betsy L. Morgan
/s/ LUIS UBINAS	Director	March 6, 2017
Luis Ubinas
/s/ BRIAN WENDLING	Director	March 6, 2017
Brian Wendling

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1
Reorganization Agreement, dated as of July 15, 2016, between Liberty Interactive Corporation ("Liberty") and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37840), as filed on July 26, 2016 (the “8-K”)).

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the 8-K).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the 8-K).
4.1
Credit Agreement, dated as of June 28, 2016, among Commerce Technologies, Inc. ("CTI") (to be merged into Commerce Technologies, LLC), Holdings party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, SunTrust Bank and KeyBank National Association, as Co-Syndication Agents (incorporated by reference to Exhibit 4.4 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-210508), as filed on July 14, 2016 (the “S-1/A No. 3”)).

4.2
Joinder Agreement, dated July 22, 2016, between the Registrant and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-37840) as filed on August 22, 2016).

4.3
Specimen Certificate for shares of Series A Common Stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-210508), as filed on June 28, 2016 (the “S-1/A No. 2”)).

4.4	Specimen Certificate for shares of Series B Common Stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the S-1/A No. 2).
4.5	Specimen Certificate for shares of Series C Common Stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.3 to the S-1/A No. 2).
10.1
Amended and Restated CommerceHub, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-37840) as filed on November 8, 2016 (the "Q316 10-Q")).

10.2	Form of Nonqualified Stock Option Agreement for use with the 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Q316 10-Q).
10.3	Form of Restricted Stock Unit Agreement for use with the 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Q316 10-Q).
10.4	CommerceHub, Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Q316 10-Q).
10.5	Form of Indemnification Agreement by and between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.5 to the S-1/A No. 3).
10.6	CommerceHub, Inc. Legacy Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.3 to the 8-K).
10.7	Form of CommerceHub, Inc. Legacy Stock Appreciation Rights Plan Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the S-1/A No. 3).
10.8
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

10.10	CommerceHub, Inc. Legacy Stock Option Plan (incorporated by reference to Exhibit 10.4 to the 8-K).
10.11
CommerceHub, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-213115), as filed on August 12, 2016).

10.12	CommerceHub, Inc. 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-212646), as filed on July 22, 2016).
10.13	Executive Employment Agreement, dated effective as of June 28, 2016, by and between CTI and Francis Poore (incorporated by reference to Exhibit 10.11 to the S-1/A No. 3).
10.14	Offer Letter, dated May 23, 2016, between CTI and Mark Greenquist (incorporated by reference to Exhibit 10.15 to the S-1/A No. 2).
10.15	Tax Sharing Agreement, dated as of July 22, 2016, between Liberty and the Registrant (incorporated by reference to Exhibit 10.1 to the 8-K).

10.16	Services Agreement, dated as of July 22, 2016, by and between Liberty Media Corporation and the Registrant (incorporated by reference to Exhibit 10.2 to the 8-K).
10.17	Amended and Restated Employment Agreement, dated January 8, 2015, by and between CTI and Eric Best (incorporated by reference to Exhibit 10.13 to the S-1/A No. 2).
10.18	Employment Agreement, dated February 21, 2007, by and between CTI and Bob Marro (incorporated by reference to Exhibit 10.12 to the S-1/A No. 2).
10.19	Release and Separation Agreement by and between CTI and Bob Marro (incorporated by reference to Exhibit 10.14 to the S-1/ A No. 2).
21.1	Subsidiaries of the Registrant.*
23.1	Consent of KPMG LLP.*
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
Ex. 31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.*
Ex. 31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.*
Ex. 32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
Ex. 32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
Ex. 101.INS	XBRL Instance Document*
Ex. 101.SCH	XBRL Taxonomy Extension Schema Document*
Ex. 101.CAL	XBRL Taxonomy Calculation Linkbase Document*
Ex. 101.LAB	XBRL Taxonomy Label Linkbase Document*
Ex. 101.PRE	XBRL Taxonomy Presentation Linkbase Document*
Ex. 101.DEF	XBRL Taxonomy Definition Document*
______________
* Filed herewith.
** Furnished herewith.