Form 10-Q
period 2017-03-31
CommerceHub, Inc.
filed 2017-05-09
CIK 1665658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
Registrant's telephone number, including area code: (518) 810-0700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of CommerceHub, Inc. common stock as of April 26, 2017 was:

	Series A	Series B	Series C
CommerceHub, Inc. common stock:	13,593,992	711,992	28,841,977

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
COMMERCEHUB, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$4,044	$6,471
Accounts receivable, net of allowances of $546 and $200, respectively	12,530	18,109
Prepaid income taxes	635	4,311
Prepaid expenses and other current assets	1,386	1,549
Total current assets	18,595	30,440
Capitalized software, net	6,011	6,716
Deferred services costs	4,808	4,989
Property and equipment, net	7,913	7,629
Goodwill	21,410	21,410
Deferred income taxes	8,356	7,714
Other long-term assets	1,475	1,122
Total assets	$68,568	$80,020

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$2,507	$2,135
Accrued payroll and related expenses	4,816	7,435
Income taxes payable	7	7
Deferred revenue	5,340	5,149
Total current liabilities	12,670	14,726
Deferred revenue, long-term	7,724	7,581
Other long-term liabilities	1,453	1,135
Long-term debt	10,000	26,000
Total liabilities	31,847	49,442
Equity:
Preferred stock, $0.01 par value. Authorized shares of 50,000,000; 0 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Series A common stock, $0.01 par value. Authorized shares 40,000,000; 13,593,736 and 13,536,502 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	136	135
Series B common stock, $0.01 par value. Authorized shares 1,500,000; 711,992 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	7	7
Series C common stock, $0.01 par value. Authorized shares 83,000,000; 28,841,465 and 28,672,805 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	288	287
Additional paid-in capital	20,586	16,904
Retained earnings	15,704	13,245
Total equity	36,721	30,578
Total liabilities and equity	$68,568	$80,020
   See accompanying notes to these condensed consolidated financial statements

COMMERCEHUB, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue (Note 7)	$24,568	$22,090
Cost of revenue	5,516	6,104
Gross profit	19,052	15,986
Operating expenses:
Research and development	5,915	4,870
Sales and marketing	1,931	3,618
General and administrative	6,939	10,524
Total operating expenses	14,785	19,012
Income (loss) from operations	4,267	(3,026)
Other (expense) income:
Interest expense	(227)	—
Interest income	—	166
Total other (expense) income	(227)	166
Income (loss) before income taxes	4,040	(2,860)
Income tax expense (benefit)	1,581	(870)
Net income (loss)	2,459	(1,990)
Total comprehensive income (loss)	$2,459	$(1,990)

Earnings (loss) per share:
Basic	$0.06	$(0.05)
Diluted	$0.06	$(0.05)

Shares used in computing earnings (loss) per share:
Basic	42,977	42,703
Diluted	44,670	42,703
   See accompanying notes to these condensed consolidated financial statements

COMMERCEHUB, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$2,459	$(1,990)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,094	2,323
Amortization of debt issuance costs	56	—
Share-based compensation expense	2,360	10,037
Deferred income taxes	(642)	(2,371)
Bad debt expense	404	33
Accrued interest income	—	(166)
Change in operating assets and liabilities:
Accounts receivable	5,175	4,604
Prepaid expenses and other assets	(243)	(409)
Prepaid income taxes	3,676	—
Deferred costs	181	(192)
Deferred revenue	334	218
Accounts payable and accrued expenses	337	2,058
Accrued payroll and related expenses	(2,620)	1,106
Share-based compensation liability payments	—	(7,436)
Parent receivables and payables, net	—	257
Net cash provided by operating activities	13,571	8,072

Cash flows from investing activities:
Purchases of property and equipment	(692)	(2,291)
Additions to capitalized software	(631)	(2,183)
Net cash used in investing activities	(1,323)	(4,474)

Cash flows from financing activities:
Repayments on credit agreement	(16,000)	—
Cash received from exercise of stock options	1,324	52
Net cash (used in) provided by financing activities	(14,676)	52
Currency effect on cash and cash equivalents	1	—
Net (decrease) increase in cash and cash equivalents	(2,427)	3,650

Cash and cash equivalents, beginning of period	6,471	19,337
Cash and cash equivalents, end of period	$4,044	$22,987

Supplemental disclosure of non-cash investing and financing activities:
Contractual obligations for acquisition of fixed assets	$360	$—
See accompanying notes to these condensed consolidated financial statements

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Description of Business
CommerceHub, Inc. (together with its subsidiaries, "CommerceHub," the "Company," "us," "we" and "our") was founded in 1997 (as Commerce Technologies, Inc., our predecessor entity) and is headquartered in Albany, New York, with additional locations in Seattle, Washington and Hertford, England. We are a leading provider of cloud-based e-commerce fulfillment and marketing solutions that integrate supply, demand and delivery for large retailers and consumer brands, manufacturers and distributors (collectively, "suppliers"). Our end-to-end solutions are provided through the CommerceHub software platform, a hub that streamlines integration and enables more efficient transactions among our retailer and supplier customers and their other trading partners, while also enabling them to access the online marketplaces, search engines, social and product advertising and other digital marketing channels (collectively, "demand channels") where consumers browse and buy. Our solutions also help our customers integrate with the third-party logistics ("3PL") providers, including fulfillment and delivery providers, that take purchased products to the consumer's doorstep.
During November 2015, the board of directors of Liberty Interactive Corporation, our former parent company ("Liberty" or "Parent"), authorized a plan to distribute to the holders of Liberty's Series A and Series B Liberty Ventures common stock, shares of CommerceHub (the "Spin-Off"). At the time, CommerceHub was a newly formed Delaware corporation that, pursuant to an internal restructuring, effective July 21, 2016, became the parent of Commerce Technologies, LLC, a Delaware limited liability company that, as a result of the restructuring, is the successor to Commerce Technologies, Inc. ("CTI"), the entity through which CommerceHub transacted prior to the Spin-Off. The Spin-Off was completed on July 22, 2016 and was effected as a pro rata dividend of shares of CommerceHub to the holders of Series A and Series B Liberty Ventures common stock of Liberty. The Internal Revenue Service has completed its review of the Spin-Off and has notified Liberty that it agreed with the nontaxable characterization of the Spin-Off.
Following the Spin-Off, CommerceHub now operates as a stand-alone publicly traded company, and neither Liberty nor CommerceHub has any stock ownership, beneficial or otherwise, in the other.
Note 2 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of CommerceHub. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP. We have included all normal recurring adjustments we consider to be necessary to give a fair presentation of our financial position, results of comprehensive income (loss) and cash flows, and changes in equity for the interim periods shown. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2016 consolidated balance sheet data was derived from our audited consolidated financial statements at that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained within our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the Securities and Exchange Commission (the "SEC") on March 7, 2017 (the "2016 Annual Report").
Use of Estimates
Preparing these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.
Segment and Geographic Information
Operating segments are components of our business for which discrete financial information is available and evaluated by the chief operating decision maker ("CODM") for purposes of allocating resources and evaluating financial performance. Our Chief Executive Officer, who is our CODM, reviews consolidated financial information results of the Company to allocate resources and evaluate performance. As such, the Company operates as a single segment.

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes revenue by type:

(amounts in thousands)	Three Months Ended March 31,
	2017	2016
Revenue:
Usage revenue	$15,859	$14,296
Subscription revenue	6,897	6,364
Set-up and professional services	1,812	1,430
Total revenue	$24,568	$22,090
We generate nearly all of our revenue in the United States and Canada. For the three months ended March 31, 2017 and 2016, approximately 96% of our revenue was generated from customers located in the United States. Substantially all of our assets are located within the United States.
Note 3 - Significant Accounting Policies
During the three months ended March 31, 2017, there were no material changes in our significant accounting policies. Please see Note 3 to our consolidated financial statements included in our 2016 Annual Report for additional information regarding our significant accounting policies.
Note 4 - Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU No. 2014-09"). This standard is effective for fiscal years beginning after December 15, 2017, with two transition methods of adoption allowed, a full retrospective or modified retrospective. In May 2016, FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This update was to further clarify the implementation guidance on principal versus agent considerations in the previously issued ASU No. 2014-09. In April 2016, FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, which clarifies implementation guidance on the identification of performance obligations and the licensing implementation guidance in ASU No. 2014-09. In May 2016, FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which clarifies the guidance on assessing collectability, presentation of sales taxes, non-cash consideration and completed contracts and contract modifications at transition. In December 2016, FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, which clarifies certain narrow aspects of ASU No. 2014-09.
We have begun to evaluate the impacts of this new standard on our financial statements, information technology systems and business processes and controls. We have developed an implementation plan to adopt this new guidance, including determining the method of adoption. As part of this plan, we are currently assessing the potential impacts this standard will have on our financial statements and related disclosures, including the potential impacts to our usage, subscription and set-up and professional services revenue. Further, although we are still evaluating the impact of this standard, based on our initial assessment we expect that there will be an impact relating to how we account for costs to acquire a contract. We expect that applying the new standard will result in the deferral of additional costs, primarily commission expenses to sales representatives, which is expected to be recognized over the estimated customer life. Due to the preliminary nature of our assessments to date, we are currently unable to estimate the impact this standard will have on our financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU No. 2016-02"). This topic provides that a lessee should recognize the assets and liabilities that arise from leases. ASU No. 2016-02 requires an entity to separate the lease components from the nonlease components in a contract. ASU No. 2016-02 is intended to improve financial reporting about lease transactions and is effective for fiscal years beginning after December 15, 2018. We are evaluating the impact this update will have on our financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"), which is intended to improve the accounting for share-based payment transactions as part of the FASB's simplification initiative. ASU No. 2016-09 changed aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

statement of cash flows when an employer withholds shares for tax-withholding purposes. Further, under ASU No. 2016-09 the calculation for diluted shares under the treasury-stock method no longer includes the effect of excess tax deductions, resulting in a higher effect of dilutive shares. We adopted ASU No. 2016-09 in the first quarter of 2017, which did not have a significant impact on our financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230) ("ASU No. 2016-15"), which addresses eight specific cash flow matters with the objective of reducing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017. We are evaluating the impact this update will have on our financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash ("ASU No. 2016-18"), which requires that entities show the changes in the total of cash, cash equivalents and restricted cash in the statement of cash flows. Transfers between cash, cash equivalents and restricted cash should not be presented as cash flow activities on the statement of cash flows. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017. We do not expect the adoption of this standard will have a material impact on our financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU No. 2017-04"), which removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. An impairment charge will now equal the amount by which the reporting unit's carrying value exceeds its fair value. ASU No. 2017-04 is effective for fiscal years beginning after December 15, 2019. We do not expect the adoption of this standard will have a material impact on our financial statements.
Note 5 - Earnings (Loss) Per Share
For the three months ended March 31, 2016, basic and diluted earnings (loss) per common share is computed by dividing net income (loss) for that period by 42,702,842 common shares, which is the aggregate of 13,522,288 shares of Series A common stock, 711,992 shares Series B common stock and 28,468,562 shares of Series C common stock issued upon completion of the Spin-Off on July 22, 2016. The shares used in the calculation of diluted earnings per share for periods prior to the Spin-Off exclude issuances of 109,354 shares of common stock issued to pre-Spin-Off minority shareholders of CTI and 7,362,933 outstanding awards to purchase shares of our common stock, which occurred after the Spin-Off.

For the three months ended March 31, 2017, basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during that period. Diluted earnings (loss) per share gives effect to all dilutive potential shares outstanding resulting from employee stock options and restricted stock units during that period.
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
The following table sets forth net income (loss) and the basic and diluted shares used to calculate earnings per share (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$2,459	$(1,990)

Basic - weighted average shares outstanding	42,977	42,703
Weighted average effect of dilutive potential securities	1,693	—
Diluted - weighted average shares outstanding	44,670	42,703

Anti-dilutive securities	4,585	—

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Concentrations of Significant Customers and Credit Risk
No single customer accounted for more than 10% of our total revenue in the three months ended March 31, 2017 or 2016. However, our revenue model is primarily based on retailer and supplier program relationships whereby many revenue-generating supplier transactions conducted through our platform may be attributable to a single retailer ("Total Program Revenue"). In each of the three-month periods ended March 31, 2017 and March 31, 2016, one customer's Total Program Revenue accounted for more than 10% of total revenue. No single customer represented more than 10% of accounts receivable at March 31, 2017.
Note 7 - Related Party Transactions
Prior to the Spin-Off, Liberty, QVC, Inc. (“QVC”), which is a wholly owned subsidiary of Liberty, and other subsidiaries and equity investments of Liberty were related parties of CommerceHub for GAAP purposes and related persons of CommerceHub for purposes of Regulation S-K under the Securities Exchange Act of 1934, as amended. As a result, because this report includes the three months ended March 31, 2016, which was prior to the Spin-Off, we have disclosed activities with these entities during this period. For the three months ended March 31, 2017 and future periods that do not include pre-Spin-Off periods, based on current facts and circumstances, we do not believe Liberty, QVC or other subsidiaries or equity investments of Liberty are related parties or related persons of CommerceHub, but we will continue to monitor and evaluate these relationships and other potential relationships with related parties and/or related persons.
Transactions with QVC
We provide our solutions to QVC in the ordinary course of business. For the three months ended March 31, 2016, Total Program Revenue with QVC accounted for approximately 7% of total revenue. We had accounts receivable due from QVC of approximately $784 thousand at December 31, 2016.
Transactions with Liberty
In previous periods, we had outstanding a promissory note as a lender to Liberty, presented as note receivable—Parent on the consolidated balance sheets. This note carried an interest rate based on one-year LIBOR plus 100 basis points. In the three months ended March 31, 2016, we earned interest of $166 thousand on this promissory note. During the second quarter of 2016, Liberty fully repaid the $36.4 million outstanding under this promissory note, including accumulated interest of $2.4 million.
Note 8 - Capitalized Software Costs
Capitalized software costs, net is comprised of the following (in thousands):

	March 31, 2017	December 31, 2016
Capitalized software costs	$32,710	$32,506
Less accumulated amortization	(26,699)	(25,790)
Capitalized software costs, net	$6,011	$6,716
Amortization expense related to capitalized software costs is included in cost of revenue and was approximately $1.3 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively.
Future amortization expense of existing capitalized software costs as of March 31, 2017 is expected to be as follows for the years ending December 31, (in thousands):

Remainder of 2017	$3,436
2018	2,221
2019	347
2020	7
$6,011

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 9 - Share-Based Awards
We grant equity incentive awards to certain of our employees (including our executive officers), directors and consultants. Following the Spin-Off, all of the awards we have granted have been stock options and restricted stock units ("RSUs") relating to shares of our Series C common stock. Some of these awards contain service-based vesting conditions (typically annual vesting over four years), and some of these awards contain both service- and milestone-based vesting conditions.
We estimate the fair value of the stock options granted using the Black-Scholes pricing model. In valuing share-based awards, significant judgment is required in determining the fair value of our share price, the expected volatility of common stock, and the expected term individuals will hold their share-based awards prior to exercise. With the assistance of an independent third-party advisory firm, for awards granted during the three months ended March 31, 2016, we estimated share-price based on an internal valuation using income- and market-based approaches. In connection with the Spin-Off, the awards outstanding were modified, and their respective fair values were updated at the Spin-Off. The share-price input at the Spin-Off was based on the closing share price the first trading day following the Spin-Off.
Included in the condensed consolidated statements of comprehensive income (loss) are the following amounts of share-based compensation (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$110	$504
Research and development	571	1,860
Sales and marketing	135	984
General and administrative	1,544	6,689
	$2,360	$10,037
Prior to the Spin-Off, awards outstanding were liability-based awards as they could be settled in cash, and marked-to-market each reporting period, based on an internal valuation described above. For periods following the Spin-Off, all awards are equity-based awards as they can no longer be settled in cash, and therefore are no longer marked-to-market each reporting period. During the three months ended March 31, 2016, we recognized significantly higher share-based compensation expense associated with this mark-to-market adjustment, which is the primary driver in the decrease in share-based compensation expense from the first quarter of 2016 to the first quarter of 2017.
CommerceHub Share-Based Award Plans
In connection with the Spin-Off, all of the outstanding CTI stock appreciation rights and stock options were converted into new option awards to purchase shares of our Series C common stock, which were issued under the CommerceHub, Inc. Legacy Stock Appreciation Rights Plan and the CommerceHub, Inc. Legacy Stock Option Plan (together, the "Legacy Plans"), respectively. The Legacy Plans govern the terms and conditions of these new option awards but will not be used to make any further grants.
In connection with the Spin-Off, we also adopted the CommerceHub, Inc. 2016 Omnibus Incentive Plan (as amended, amended and restated or otherwise modified from time to time, the “Omnibus Plan”), which is the incentive plan we use for all new equity grants following the Spin-Off. On January 1, 2017, the number of shares available for issuance under the Omnibus Plan was increased by 2,146,064 shares, or 5% of the outstanding shares of our common stock on December 31, 2016, to 15,346,064 shares.
In addition, also in connection with the Spin-Off, we adopted an Employee Stock Purchase Plan (the “ESPP”), which provides employees with the opportunity to invest a portion of their annual eligible compensation to purchase shares of our Series C common stock at a purchase price equal to 85% of the lower of (a) the fair market value of our Series C common stock at the beginning of the applicable six-month offering period, and (b) the fair market value of our Series C common stock at the end of the applicable six-month offering period. The first offering period under the ESPP began on January 1, 2017. For the three months ended March 31, 2017, we recorded approximately $80 thousand of share-based compensation expense associated with the ESPP.

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value of ESPP shares is estimated based on the market price of our Series C common stock at the beginning of each offering period and the Black-Scholes option pricing model with the following assumptions:

Volatility	41.5%
Term (in years)	0.5
Risk-free interest rate	0.8%
Dividend yield	—%
Also in connection with the Spin-Off, holders of option awards, RSUs and restricted stock awards ("RSAs") relating to Liberty's Liberty Ventures common stock received CommerceHub options, RSUs and RSAs, respectively, pursuant to the CommerceHub, Inc. Transitional Stock Adjustment Plan (the “Transitional Plan”). The Transitional Plan governs the terms and conditions of these new awards but will not be used to make any further grants.
The following table summarizes the share-based award activity of options to purchase shares of our common stock for the three months ended March 31, 2017:

	CommerceHub Employee Plans		Liberty Employee Plans
	Omnibus Plan	Legacy Plans	Transitional Plan
	Series C	Series C	Series C	Series A
Outstanding at January 1, 2017	193,998	5,580,109	1,006,043	329,188
Granted	278,629	—	—	—
Exercised	—	(55,655)	(119,028)	(59,532)
Forfeited	(10,000)	(46,494)	(3,558)	(1,785)
Outstanding at March 31, 2017	462,627	5,477,960	883,457	267,871
Weighted average exercise price	$15.61	$13.02	$9.41	$7.90
Weighted average remaining contractual life (in years)	9.8	8.0	4.2	3.7
Aggregate intrinsic value (in thousands)	$178	$16,908	$5,409	$2,019
Exercisable at March 31, 2017	—	1,261,320	476,669	204,631
Weighted average exercise price	N/A	$3.45	$7.23	$6.46
Weighted average remaining contractual life (in years)	N/A	4.1	3.4	3.0
Aggregate intrinsic value (in thousands)	N/A	$15,236	$3,956	$1,835
The weighted average grant-date fair value of options granted during the three months ended March 31, 2017 was $7.16. As of March 31, 2017, unrecognized compensation cost related to options to purchase shares of our Series C common stock under the Omnibus Plan and Legacy Plans was approximately $16.5 million and is expected to be recognized over a weighted average remaining vesting period of approximately 3.3 years. There is no unrecognized compensation cost related to options under the Transitional Plan because they are held by employees of Liberty and any related compensation expense is incurred by Liberty.
RSU Activity Under the Omnibus Plan (Series C)
The following table summarizes the share-based award activity of RSUs relating to our Series C common stock granted under the Omnibus Plan for the three months ended March 31, 2017:

	Number of awards	Weighted average grant-date fair value
Outstanding at January 1, 2017	505,831	$14.35
Granted	168,984	$16.30
Vested	—	$—
Forfeited	(6,473)	$14.33
Outstanding at March 31, 2017	668,342	$14.85

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2017, unrecognized compensation cost related to RSUs relating to shares of our Series C common stock was approximately $7.5 million and is expected to be recognized over a weighted average remaining vesting period of approximately 3.5 years.
RSA and RSU Activity Under the Transitional Plan (Series A and Series C)
Share-based award activity for RSUs and RSAs relating to our Series A and Series C common stock issued under the Transitional Plan for the three months ended March 31, 2017 was not material. There is no unrecognized compensation cost related to these awards because they are held by employees of Liberty and any related compensation expense is incurred by Liberty.
Options and RSA Activity Under the Transitional Plan (Series B)
There has been no activity in the outstanding stock options and RSAs relating to our Series B common stock subsequent to the Spin-Off. There is no unrecognized compensation cost related to these awards because they are held by an employee of Liberty and any related compensation expense is incurred by Liberty.
Note 10 - Income Taxes
Our expense or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items.
During the three months ended March 31, 2017 and 2016, our effective tax rate was 39% and 30%, respectively. The March 31, 2017 effective tax rate was higher than the U.S. Federal income tax rate of 35%, primarily due to state and local income tax, net of Federal income tax benefits, offset by the Federal research credit. The March 31, 2016 effective tax rate was lower than the 35% Federal income tax rate, primarily due to the effect of market adjustments for stock options exercised under our share-based compensation program, non-deductible transaction-related costs incurred in 2016 associated with the Spin-Off, and the Federal research credit.
There were no uncertain tax positions as of March 31, 2017 or December 31, 2016.
Note 11 - Long-Term Debt
On June 28, 2016, we entered into a credit agreement governing a $125.0 million revolving credit facility, which expires on June 28, 2021. At March 31, 2017, we had $10.0 million in borrowings and no letters of credit outstanding under the facility, and our available borrowings under the facility were $115.0 million. At March 31, 2017, the fair value of our debt, which holds a floating interest rate of a short duration and is based on Level 2 valuation inputs, approximated the carrying value.
The interest rate applicable to our initial borrowings is LIBOR plus a yield of 1.75%. Interest on the revolving credit facility is based on a base rate or Eurodollar rate plus an applicable margin that increases as our total leverage ratio increases, with the base rate margin ranging from 0.75% to 1.25% and the Eurodollar rate margin ranging from 1.75% to 2.25%. The revolving credit facility also carries a commitment fee of 0.25% to 0.50% per annum on the unused portion.
Borrowings under the revolving credit facility are collateralized by substantially all of our assets. The credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, including a total leverage ratio and an interest coverage ratio, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in compliance with these covenants and restrictions as of March 31, 2017.
Note 12 - Commitments and Contingencies
Legal Proceedings
From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition results of operations and/or cash flows.
Leases
During the first quarter of 2017, we entered into a new lease for office space in Seattle, Washington and, at the same time, entered into a sub-lease of our existing space in Seattle. We expect to vacate our existing office and move into the new

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

office space in the second quarter of 2017, at which time we will recognize an impairment charge equal to the fair value of the unrecovered payments for the remainder of the lease, which is not expected to be material.
Future minimum lease payments due under operating lease arrangements contain rent increases over the term of the lease. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis. The excess of rent expense over future minimum lease payments due totaled $1.5 million and $1.1 million at March 31, 2017 and December 31, 2016, respectively, and are included in other long-term liabilities on the condensed consolidated balance sheets.
At March 31, 2017, future minimum payments under operating leases, net of expected lease collections under our sub-lease, were as follows (in thousands):

Remainder of 2017	$2,144
2018	2,032
2019	1,581
2020	1,563
2021	1,597
$8,917

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about future business strategies, market conditions and potential, future financial prospects, future growth of e-commerce, customer growth, future expenses, financial performance and other matters that are not historical facts. In particular, statements under this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3 "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. These statements involve many risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such statements. In addition to the risk factors described in our 2016 Annual Report under the heading "Risk Factors," the following list includes some but not all of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

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
Forward-looking statements set forth herein speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any such statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. There can be no assurance that any expectation or belief expressed in a forward-looking statement will occur, and you should not place undue reliance on any forward-looking statements.
As used herein, "CommerceHub," "we," "us," "our," the "Company" and similar terms include CommerceHub, Inc. together with its subsidiaries, unless the context indicates otherwise.
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
The U.S. Department of Commerce reported that e-commerce in the United States grew 15% in 2016 as consumers continued to shift their spending into the online channel. A large number of companies, our customers included, are evolving their strategies to aggressively compete for consumer orders within the rapidly evolving e-commerce marketplace. The companies that are successfully adapting to this competitive environment tend to grow their online sales at or above the overall market rate.  In contrast, sales grow slower, or decline, within companies who fail to keep up with consumer preferences or are challenged with burdensome cost structures or other financial difficulties.  Our customer base represents a sample of the overall retail market and includes both companies challenged by this transition to e-commerce, including a customer that filed for bankruptcy in the quarter ended March 31, 2017, and stronger retailers that are successfully adapting as retail shifts into the online channel.
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
Our solutions unite supply, demand and delivery and provide our customers with a single platform to source and market the products consumers desire and to have those products delivered more rapidly to the consumers' doorsteps. Specifically, we provide our customers with the following solutions:
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
Total usage revenue grows as the overall volume of orders for goods purchased online through our retailer customers and other supported demand channels increases, as new trading partners are added to the platform and as current trading partners connect and create relationships with other trading partners. We track and measure total usage revenue because it measures customer activity on our platform.
Subscription Revenue
A customer's subscription fee is based on several factors, including the number and type of trading partners that a customer is connected to through our platform, the number and type of demand channels a customer accesses through our platform and the adoption of certain available feature upgrades that further enhance the functionality of our platform. Subscription fees are charged on a stand-alone basis or in association with a minimum usage level required to be maintained by a customer in connection with our Demand Solutions.
Total subscription revenue grows as new trading partner customers join the platform, as those trading partners connect and create relationships with other trading partners and as our customers adopt new features and upgrades that we make available. We track and measure total recurring subscription revenue because it indicates the size of our platform in terms of the total number of trading partner customers and relationships among those customers, and the scope of their engagement with us in terms of their adoption of available feature upgrades.
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
Domestic vs. Foreign Revenue Streams
We generate nearly all of our revenue in North America (United States and Canada). For the three months ended March 31, 2017 and 2016, approximately 96% of our revenue was generated from customers located in the United States.
Seasonality
The e-commerce marketplace is affected by seasonality trends that are similar to those applicable to the traditional brick-and-mortar market, and many of our customers typically realize a significant portion of their sales in the fourth quarter of each calendar year. Historically, the percentage of our annual revenue has been relatively uniform over the first three quarters of the year with approximately 33% to 34% of our annual revenue generated in the fourth quarter.
Cost of Revenue
Cost of revenue primarily consists of personnel costs, including salaries, bonuses, payroll taxes, benefits, share-based compensation expenses and facility cost allocations for our teams supporting customer service, application support, customer set-up and professional services, and performance marketing. We capitalize the cost of acquired software, qualifying payroll and payroll-related costs incurred in developing and enhancing our solutions and related product offerings, such as internal tools used by our operations teams. Amortization expense related to these costs are included in cost of revenue. Additionally, facility costs for our data centers, communication service charges and depreciation expense related to computer equipment directly associated with generating revenue are captured in cost of revenue.

Research and Development Expenses
Research and development expenses consist of personnel costs, including salaries, bonuses, payroll taxes and benefits, net of amounts capitalized as developed software, share-based compensation expenses and facility cost allocations for employees engaged in the design, development, testing and maintenance of our solutions. Also included are fees paid to third-party firms who assist in the development of our product solutions, net of amounts capitalized as developed software.
Sales and Marketing Expenses
Sales and marketing expenses consist of personnel costs, including salaries, commissions, bonuses, payroll taxes, benefits, share-based compensation expenses and facility cost allocations for sales, client management and marketing employees. Other expenses associated with sales and marketing include expenses incurred related to corporate marketing, including brand awareness and trade shows. Much of our marketing effort is focused on thought leadership, as our marketing team engages with media and other industry influencers to publish and present on topics relevant to CommerceHub's solutions in trade publications and relevant industry conferences. Our client management expenses are attributable to our personnel and programs intended to oversee and develop comprehensive relationships with our customers and to provide strategic account management and coordination of cross-selling opportunities.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs, including salaries, bonuses, payroll taxes, benefits, share-based compensation expenses and facility cost allocations for our corporate functions, including executive leadership, finance, legal, information technology and human resources, as well as professional services and other fees related to legal, tax and finance. Also, costs attributable to credit card processing and bad debt expense are included in general and administrative expense.
Other Income and Expense
Other income and expense includes interest income from our promissory note receivable due from Liberty and interest expense under our credit facility for the 2016 and 2017 periods, respectively.
Management's Use of Non-GAAP Measures
In addition to reporting financial measures calculated in accordance with U.S. generally accepted accounting principles ("GAAP"), we provide Adjusted EBITDA, a non-GAAP financial measure that management considers in reviewing our financial performance because we feel it is a relevant measure of the overall efficiency of our business model. Adjusted EBITDA is not a substitute for, or superior to, and should be considered only in addition to, net income calculated in accordance with GAAP. It is subject to inherent limitations and excludes significant expenses and income that are required by GAAP to be recorded in our consolidated financial statements. Certain of these adjustments are based on estimates and assumptions of management and do not purport to reflect actual historical results. In addition, our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate these measures in the same fashion. We define “Adjusted EBITDA” as net income or loss plus interest expense, income tax expense, depreciation of property and equipment, amortization of capitalized software costs and intangible assets, and share-based compensation expense, less interest income and income tax benefit.
New Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Critical Accounting Policies
Preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Please see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" within our 2016 Annual Report, which describes the significant accounting policies used in preparation of the consolidated financial statements. On an ongoing basis, we evaluate the critical accounting policies used to prepare our condensed consolidated financial statements. There have been no material changes in these aforementioned critical accounting policies.

Results of Operations for the Three Months ended March 31, 2017 and March 31, 2016
Revenue:

(amounts in thousands)	Three Months Ended March 31,		Change
	2017	2016	$	%
Revenue:
Usage revenue	$15,859	$14,296	$1,563	11%
Subscription revenue	6,897	6,364	533	8%
Set-up and professional services	1,812	1,430	382	27%
Total revenue	$24,568	$22,090	$2,478	11%
Our revenue increased 11% for the three months ended March 31, 2017. Excluding all revenue attributable to customers acquired through our acquisition of Mercent, revenue increased by 17% for the three months ended March 31, 2017 as compared to the same period in 2016.
Usage revenue represented 65% of our total revenue for the three months ended March 31, 2017 and 2016. Excluding all usage revenue attributable to customers acquired through our acquisition of Mercent, our usage revenue increased by 17% for the three months ended March 31, 2017 as compared to the prior period. The increase in our usage revenue was mainly driven by an 18% increase in the volume of customer orders, primarily from existing customers, processed through our platform during the three months ended March 31, 2017, as compared to the same period in the prior year.
Subscription revenue represented 28% and 29% of our total revenue for the three months ended March 31, 2017 and 2016, respectively. The growth in our subscription revenue was primarily driven by a 12% increase in the number of trading partner customers on our platform.
Revenue generated from set-up and professional services represented 7% and 6% of our total revenue for the three months ended March 31, 2017 and 2016, respectively. This increase was driven in part by an increase in the number of retailer and supplier selling relationships on our platform.
Cost of Revenue and Gross Profit:

(amounts in thousands)	Three Months Ended March 31,		Change
	2017	2016	$	%
Cost of revenue	$5,516	$6,104	$(588)	(10)%
Gross profit	$19,052	$15,986	$3,066	19%
Gross profit %	78%	72%	6%
Cost of revenue decreased due to lower share-based compensation expense of approximately $0.4 million compared to the same period in 2016, which was attributable to the mark-to-market adjustment of liability-based awards in 2016, which resulted in higher expense in the three months ended March 31, 2016 as compared to the equity-based awards in 2017, which are not marked-to-market. Further, the decrease was attributable to a $0.2 million reduction in personnel costs primarily driven by decreased headcount in the three months ended March 31, 2017, as compared to the same period in 2016. Gross profit increased by $3.1 million, or 19%, as we continue to leverage our existing platform and personnel while increasing revenues.
Operating Expenses:

(amounts in thousands)	Three Months Ended March 31,		Change
	2017	2016	$	%
Operating expenses:
Research and development	$5,915	$4,870	$1,045	21%
Sales and marketing	1,931	3,618	(1,687)	(47)%
General and administrative	6,939	10,524	(3,585)	(34)%
Total operating expenses	$14,785	$19,012	$(4,227)	(22)%
Research and development expenses. Research and development expenses increased due to an increase in personnel costs of $2.6 million, of which $1.6 million was attributable to a reduction in the amount of software development efforts capitalized, with the remaining $1.0 million increase attributable to the expansion of our development teams. During 2016, we changed and further refined our methodologies and processes to estimate the portion of software development eligible to be capitalized. The increase in personnel costs was partially offset by a $1.3 million reduction in share-based compensation expense due to the mark-to-market adjustment of liability-based awards in 2016, which resulted in higher expense in the three months ended March 31, 2016 as compared to the equity-based awards in 2017, which are not marked-to-market.
Sales and marketing expenses. Sales and marketing expenses decreased due to a $0.7 million decrease in commissions expense to our sales team and $0.8 million decrease in share-based compensation expense due to the mark-to-market adjustment of liability-based awards in 2016, which resulted in higher expense in the three months ended March 31, 2016 as compared to the equity-based awards in 2017, which are not marked-to-market.
General and administrative expenses. General and administrative expenses decreased due to lower share-based compensation expense of approximately $5.1 million due to the mark-to-market adjustment of liability-based awards in 2016, which resulted in higher expense in the three months ended March 31, 2016 as compared to the equity-based awards in 2017, which are not marked to market. This decrease was partially offset by a $0.8 million increase in ongoing professional services expenses attributable to becoming a public company, a $0.6 million increase in personnel costs from the expansion of the legal and finance teams and a $0.4 million increase in bad debt expense, due in large part to a customer bankruptcy.
Other Expense and Income:

(amounts in thousands)	Three Months Ended March 31,		Change
	2017	2016	$	%
Other (expense) income:
Interest expense	$(227)	$—	$(227)	100%
Interest income	—	166	(166)	(100)%
Total other (expense) income	$(227)	$166	$(393)	nm
Other expense increased due to interest expense incurred in respect of borrowings under our revolving credit facility, coupled with a decrease in interest earned under our promissory note receivable due from Liberty, which was fully repaid in June 2016, resulting in no interest earned in 2017.
Income Taxes:

(amounts in thousands)	Three Months Ended March 31,		Change
	2017	2016	$	%
Income tax expense (benefit)	$1,581	$(870)	$2,451	nm
Effective tax rate	39%	30%	9%
The March 31, 2017 effective tax rate was higher than the U.S. Federal income tax rate of 35%, primarily due to state and local income tax, net of Federal income tax benefits, offset by the Federal research credit. The March 31, 2016 effective tax rate was lower than the 35% Federal income tax rate, primarily due to the effect of market adjustments for stock options exercised under our share-based compensation program, non-deductible transaction-related costs incurred in 2016 associated with the Spin-Off, and the Federal research credit.
Adjusted EBITDA:

(amounts in thousands)	Three Months Ended March 31,		Change
	2017	2016	$	%
Adjusted EBITDA:
Net income (loss)	$2,459	$(1,990)	$4,449	nm
Interest expense (income)	227	(166)	393	nm
Income tax expense (benefit)	1,581	(870)	2,451	nm
Depreciation and amortization	2,094	2,323	(229)	(10)%
Share-based compensation expense	2,360	10,037	(7,677)	(76)%
Adjusted EBITDA	$8,721	$9,334	$(613)	(7)%

Adjusted EBITDA decreased due in part to a $1.6 million reduction in the amount of software development costs capitalized, increased ongoing professional services costs of $0.8 million associated with becoming a public company and increased bad debt expense of $0.4 million, due in large part to a customer bankruptcy. These cost increases were partially offset by increased operating profit on higher revenue for the three months ended March 31, 2017 as compared to the same period in the prior year.
The primary driver of the change in share-based compensation expense was the mark-to-market adjustment on liability-bases awards outstanding in 2016, primarily generated by the change in underlying share value, for each period, as further described in Note 9 to the accompanying condensed consolidated financial statements.
Liquidity and Capital Resources

(amounts in thousands)	Three Months Ended March 31,		Change
	2017	2016	$	%
Net cash provided by (used in):
Operating activities	$13,571	$8,072	$5,499	68%
Investing activities	(1,323)	(4,474)	3,151	(70)%
Financing activities	$(14,676)	$52	$(14,728)	nm
Cash Flow from Operating Activities
The increase in cash flow from operating activities was primarily attributable to the elimination of $7.4 million of cash payments in the prior period for the settlement of share-based awards, which no longer occur following the modification of our share-based incentive plans in connection with the Spin-Off. The increase was further driven by a $4.4 million improvement in net income, which was partially offset by a $5.6 million net decrease in non-cash expenses (depreciation, amortization, share-based compensation and deferred income taxes) and a $0.8 million net reduction in cash flows generated from other working capital related accounts. Consistent with prior experience, cash received from receivables is highest in the first quarter, due to the collection of revenue generated during our seasonally strongest fourth quarter.
Cash Flow from Investing Activities
The increase in cash flow from investing activities was attributable to a $1.6 million reduction in cash outflows for property and equipment purchases, primarily associated with 2016 leasehold improvements and outfitting of our new corporate headquarters, and a $1.6 million decrease in internally developed software capitalized, due to the reduction in software development costs eligible to be capitalized as described above.
Cash Flow from Financing Activities
The decrease in cash flow from financing activities was driven by $16.0 million of repayments under our revolving credit facility, which were partially offset by a $1.3 million increase in cash received from the exercise of stock options.
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

Item 4. Controls and Procedures
     As we are an emerging growth company and a newly public company, we have not prepared a formal management’s report on internal control over financial reporting, as would otherwise be required by Section 404 of the Sarbanes-Oxley Act of 2002, nor have we engaged an independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our condensed consolidated financial statements. Our compliance with Section 404 of the Sarbanes-Oxley Act will first be subject to management’s assessment regarding internal control over financial reporting in connection with the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2017, and we will not be required to have an independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting until the filing of our first Annual Report on Form 10-K after we lose emerging growth company status. Accordingly, this Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and its Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, these executives concluded that our disclosure controls and procedures were not effective as of March 31, 2017 to provide reasonable assurance that all information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, as further described below.
Remediation Plan for Material Weakness in Internal Control over Financial Reporting
We have identified a material weakness in our internal control over financial reporting relating to the processes and controls to properly identify and account for transactions of a complex and non-routine nature. We hired our Chief Financial Officer and Chief Accounting Officer in June and May 2016, respectively. Collectively, these officers have developed and are executing a plan to remediate the material weakness, which included hiring an SEC Reporting and Technical Accounting Manager and appointing a Director of Internal Audit in 2016, as well as the hiring of a Tax Director in April 2017. In addition to these organizational changes, we implemented new policies and processes including, formalizing our delegation of authority, defining processes to document the accounting for non-routine or complex transactions, enhancing account reconciliation controls, and expanding the use of our financial systems used for accounting and financial reporting. We also have commenced our process to review and document our internal controls over financial reporting, and will continue our testing of controls in conjunction with management’s assessment regarding internal control over financial reporting in connection with the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2017.
We are working to remediate the material weakness as quickly and efficiently as possible and expect that the material weakness will be remediated by the end of fiscal 2017. This expected timing incorporates management's continued efforts to strengthen process and policies, as well as the necessary steps required to perform a management assessment as discussed above. Notwithstanding the material weakness described above, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operation and cash flows in conformity with generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
Other than the items noted above, no changes occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed under the heading “Risk Factors” in our 2016 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults on Senior Securities
None.

Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Exhibit Description
Ex. 10.1	Employment Agreement, dated as of July 20, 2016, by and between Commerce Technologies, Inc. and Richard Jones.*
Ex. 10.2	Form of CommerceHub, Inc. Legacy Stock Appreciation Rights Plan Stock Option Agreement for Richard Jones (relating to performance-vesting awards).*
Ex. 10.3	CommerceHub, Inc. Legacy Stock Appreciation Rights Plan Stock Option Agreement for Richard Jones (relating to time-vesting awards).*
Ex. 31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.*
Ex. 31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.*
Ex. 32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
Ex. 32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
Ex. 101.INS	XBRL Instance Document*
Ex. 101.SCH	XBRL Taxonomy Extension Schema Document*
Ex. 101.CAL	XBRL Taxonomy Calculation Linkbase Document*
Ex. 101.LAB	XBRL Taxonomy Label Linkbase Document*
Ex. 101.PRE	XBRL Taxonomy Presentation Linkbase Document*
Ex. 101.DEF	XBRL Taxonomy Definition Document*
_______________________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCEHUB, INC.
(Registrant)

Date:	May 8, 2017	/ S / FRANCIS POORE
Francis Poore President and Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2017	/ S / MARK GREENQUIST
Mark Greenquist Chief Financial Officer (Principal Financial Officer)

Date:	May 8, 2017	/ S / MICHAEL TRIMARCHI
Michael Trimarchi Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
Ex. 10.1	Employment Agreement, dated as of July 20, 2016, by and between Commerce Technologies, Inc. and Richard Jones.*
Ex. 10.2	Form of CommerceHub, Inc. Legacy Stock Appreciation Rights Plan Stock Option Agreement for Richard Jones (relating to performance-vesting awards).*
Ex. 10.3	CommerceHub, Inc. Legacy Stock Appreciation Rights Plan Stock Option Agreement for Richard Jones (relating to time-vesting awards).*
Ex. 31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.*
Ex. 31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.*
Ex. 32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
Ex. 32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
Ex. 101.INS	XBRL Instance Document*
Ex. 101.SCH	XBRL Taxonomy Extension Schema Document*
Ex. 101.CAL	XBRL Taxonomy Calculation Linkbase Document*
Ex. 101.LAB	XBRL Taxonomy Label Linkbase Document*
Ex. 101.PRE	XBRL Taxonomy Presentation Linkbase Document*
Ex. 101.DEF	XBRL Taxonomy Definition Document*
_______________________
* Filed herewith.
** Furnished herewith.