Form 10-Q
period 2017-06-30
CommerceHub, Inc.
filed 2017-08-02
CIK 1665658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of CommerceHub, Inc. common stock as of July 25, 2017 was:

	Series A	Series B	Series C
CommerceHub, Inc. common stock:	13,594,948	711,992	28,942,528

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
COMMERCEHUB, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$6,777	$6,471
Accounts receivable, net of allowances of $692 and $200, respectively	11,721	18,109
Prepaid income taxes	3,012	4,311
Prepaid expenses and other current assets	1,533	1,549
Total current assets	23,043	30,440
Capitalized software, net	5,053	6,716
Deferred services costs	4,837	4,989
Property and equipment, net	7,283	7,629
Goodwill	21,410	21,410
Deferred income taxes	8,639	7,714
Other long-term assets	1,524	1,122
Total assets	$71,789	$80,020

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$2,223	$2,135
Accrued payroll and related expenses	6,165	7,435
Income taxes payable	8	7
Deferred revenue	5,589	5,149
Total current liabilities	13,985	14,726
Deferred revenue, long-term	7,965	7,581
Other long-term liabilities	1,995	1,135
Long-term debt	6,000	26,000
Total liabilities	29,945	49,442
Equity:
Preferred stock, $0.01 par value. Authorized shares of 50,000,000; 0 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Series A common stock, $0.01 par value. Authorized shares 40,000,000; 13,594,991 and 13,536,502 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	136	135
Series B common stock, $0.01 par value. Authorized shares 1,500,000; 711,992 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	7	7
Series C common stock, $0.01 par value. Authorized shares 83,000,000; 28,906,317 and 28,672,805 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	289	287
Additional paid-in capital	23,460	16,904
Accumulated other comprehensive income	3	—
Retained earnings	17,949	13,245
Total equity	41,844	30,578
Total liabilities and equity	$71,789	$80,020
   See accompanying notes to these condensed consolidated financial statements

COMMERCEHUB, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue (Note 7)	$25,208	$23,103	$49,776	$45,193
Cost of revenue	5,639	5,320	11,155	11,425
Gross profit	19,569	17,783	38,621	33,768
Operating expenses:
Research and development	6,396	3,444	12,311	8,314
Sales and marketing	2,387	2,384	4,318	6,001
General and administrative	6,945	4,675	13,884	15,199
Total operating expenses	15,728	10,503	30,513	29,514
Income from operations	3,841	7,280	8,108	4,254
Other (expense) income:
Interest expense	(229)	(44)	(456)	(44)
Interest income	—	107	—	273
Total other (expense) income	(229)	63	(456)	229
Income before income taxes	3,612	7,343	7,652	4,483
Income tax expense	1,367	2,919	2,948	2,049
Net income	2,245	4,424	4,704	2,434
Total comprehensive income	$2,248	$4,424	$4,707	$2,434

Earnings per share:
Basic	$0.05	$0.10	$0.11	$0.06
Diluted	$0.05	$0.10	$0.10	$0.06

Shares used in computing earnings per share:
Basic	43,155	42,703	43,068	42,703
Diluted	44,957	42,703	44,842	42,703
   See accompanying notes to these condensed consolidated financial statements

COMMERCEHUB, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$4,704	$2,434
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,276	4,862
Amortization of debt issuance costs	111	—
Share-based compensation expense	4,977	6,560
Deferred income taxes	(925)	19,214
Bad debt expense	591	255
Accrued interest income	—	(273)
Loss on disposal of long-term assets	17	160
Change in operating assets and liabilities:
Accounts receivable	5,796	5,919
Prepaid expenses and other assets	(488)	(420)
Income taxes, net	1,300	(738)
Deferred costs	152	(295)
Deferred revenue	824	(31)
Accounts payable and accrued expenses	593	231
Accrued payroll and related expenses	(1,247)	(867)
Share-based compensation liability payments	—	(85,930)
Parent receivables and payables, net	—	(16,346)
Net cash provided by (used in) operating activities	20,681	(65,265)

Cash flows from investing activities:
Purchases of property and equipment	(949)	(4,136)
Additions to capitalized software	(984)	(3,504)
Collection of note receivable - Parent	—	36,380
Net cash (used in) provided by investing activities	(1,933)	28,740

Cash flows from financing activities:
Repayments on credit agreement	(20,000)	—
Cash paid for debt issuance costs	—	(1,000)
Purchase of treasury stock	—	(3,600)
Cash received from exercise of stock options	1,557	73
Borrowings on note payable - Parent	—	28,664
Net cash (used in) provided by financing activities	(18,443)	24,137
Currency effect on cash and cash equivalents	1	—
Net increase (decrease) in cash and cash equivalents	306	(12,388)

Cash and cash equivalents, beginning of period	6,471	19,337
Cash and cash equivalents, end of period	$6,777	$6,949

Supplemental disclosure of non-cash investing and financing activities:
Contractual obligations for acquisition of fixed assets	$360	$126
Contractual obligations for debt issuance costs	$—	$100
See accompanying notes to these condensed consolidated financial statements

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Description of Business
CommerceHub, Inc. (together with its subsidiaries, "CommerceHub," the "Company," "us," "we" and "our") was founded in 1997 (as Commerce Technologies, Inc., our predecessor entity) and is headquartered in Albany, New York, with additional locations in Seattle, Washington and Hertford, England. We are a leading provider of cloud-based ecommerce fulfillment and marketing solutions that integrate supply, demand and delivery for large retailers and consumer brands, manufacturers and distributors (collectively, "suppliers"). Our end-to-end solutions are provided through the CommerceHub software platform, a hub that streamlines integration and enables more efficient transactions among our retailer and supplier customers and their other trading partners, while also enabling them to access the online marketplaces, search engines, social and product advertising and other digital marketing channels where consumers browse and buy. Our solutions also help our customers integrate with the third-party logistics providers, including fulfillment and delivery providers, that take purchased products to the consumer's doorstep.
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
Note 2 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of CommerceHub. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP. We have included all normal recurring adjustments we consider to be necessary to give a fair presentation of our financial position, results of comprehensive income and cash flows, and changes in equity for the interim periods shown. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2016 consolidated balance sheet data was derived from our audited consolidated financial statements at that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained within our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the Securities and Exchange Commission (the "SEC") on March 7, 2017 (the "2016 Annual Report").
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

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes revenue by type:

(amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Usage revenue	$16,553	$15,333	$32,412	$29,875
Subscription revenue	6,943	6,228	13,840	12,346
Set-up and professional services	1,712	1,542	3,524	2,972
Total revenue	$25,208	$23,103	$49,776	$45,193
We generate nearly all of our revenue in the United States and Canada. For the six months ended June 30, 2017 and 2016, approximately 96% of our revenue was generated from customers located in the United States. Substantially all of our assets are located within the United States.
Note 3 - Significant Accounting Policies
During the six months ended June 30, 2017, there were no material changes in our significant accounting policies. Please see Note 3 to our consolidated financial statements included in our 2016 Annual Report for additional information regarding our significant accounting policies.
Note 4 - Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU No. 2014-09"). This standard is effective for fiscal years beginning after December 15, 2017, with two transition methods of adoption allowed, a full retrospective or modified retrospective. In May 2016, FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This update was to further clarify the implementation guidance on principal versus agent considerations in the previously issued ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, which clarifies implementation guidance on the identification of performance obligations and the licensing implementation guidance in ASU No. 2014-09. In May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which clarifies the guidance on assessing collectability, presentation of sales taxes, non-cash consideration and completed contracts and contract modifications at transition. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, which clarifies certain narrow aspects of ASU No. 2014-09.
We continue to evaluate the impacts of this new standard on our business processes, information technology systems and associated internal controls. We have developed an implementation plan to adopt this standard, and, as part of this plan, we continue to assess the impacts this standard is expected to have on our financial statements and related disclosures, including the potential impacts to our usage, subscription and set-up and professional services revenue. We plan to adopt this standard using the modified retrospective transition method effective January 1, 2018. Although we are still evaluating the impact of this standard, based on our initial assessment we do not believe our adoption of this standard will significantly impact our recognition of our usage and subscription revenues. However, we believe our adoption of this standard could impact our accounting for certain set-up and professional services revenues and the periods over which these revenues and the related deferred services costs are recognized. Further, based on our initial assessment, we expect this standard will impact how we account for costs to acquire a contract. We expect that applying this standard will result in the deferral of additional costs, primarily commission expenses to sales representatives, which we expect to recognize over the estimated customer life. Due to the preliminary nature of our assessments to date and subject to our planned ongoing evaluations, we are currently unable to estimate the overall impact this standard will have on our financial statements.
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

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU No. 2017-09"), which clarifies what constitutes a modification of a share-based payment award. ASU No. 2017-09 is effective for fiscal years beginning after December 15, 2017. We do not expect the adoption of this standard will have a material impact on our financial statements.
Note 5 - Earnings Per Share
For the three and six months ended June 30, 2016, basic and diluted earnings per common share is computed by dividing net income for that period by 42,702,842 common shares, which is the aggregate of 13,522,288 shares of Series A common stock, 711,992 shares Series B common stock and 28,468,562 shares of Series C common stock issued upon completion of the Spin-Off on July 22, 2016. The shares used in the calculation of diluted earnings per share for periods prior to the Spin-Off exclude issuances of 109,354 shares of common stock issued to pre-Spin-Off minority shareholders of CTI and 7,362,933 outstanding awards to purchase shares of our common stock, which occurred after the Spin-Off.
For the three and six months ended June 30, 2017, basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during that period. Diluted earnings per share gives effect to all dilutive potential shares outstanding resulting from stock options and restricted stock units during that period.
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

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth net income and the basic and diluted shares used to calculate earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$2,245	$4,424	$4,704	$2,434

Basic - weighted average shares outstanding	43,155	42,703	43,068	42,703
Effect of dilutive potential securities	1,802	—	1,774	—
Diluted - weighted average shares outstanding	44,957	42,703	44,842	42,703

Anti-dilutive securities	4,392	—	4,445	—
Note 6 - Concentrations of Significant Customers and Credit Risk
No single customer accounted for more than 10% of our total revenue in the six months ended June 30, 2017 or 2016. However, our revenue model is primarily based on retailer and supplier program relationships whereby many revenue-generating supplier transactions conducted through our platform may be attributable to a single retailer ("Total Program Revenue"). For the six months ended June 30, 2017 and 2016, one customer's Total Program Revenue accounted for more than 10% of total revenue. No single customer represented more than 10% of accounts receivable at June 30, 2017.
Note 7 - Related Party Transactions
Prior to the Spin-Off, Liberty, QVC, Inc. (“QVC”), which is a wholly owned subsidiary of Liberty, and other subsidiaries and equity investments of Liberty were related parties of CommerceHub for GAAP purposes and related persons of CommerceHub for purposes of Regulation S-K under the Securities Exchange Act of 1934, as amended. As a result, because this report includes the three and six months ended June 30, 2016, which was prior to the Spin-Off, we have disclosed activities with these entities during this period. For the three and six months ended June 30, 2017 and future periods that do not include pre-Spin-Off periods, based on current facts and circumstances, we do not believe Liberty, QVC or other subsidiaries or equity investments of Liberty are related parties or related persons of CommerceHub, but we will continue to monitor and evaluate these relationships and other potential relationships with related parties and/or related persons.
Transactions with QVC
We provide our solutions to QVC in the ordinary course of business. For the six months ended June 30, 2016, Total Program Revenue with QVC accounted for approximately 7% of total revenue. We had accounts receivable due from QVC of approximately $784 thousand at December 31, 2016.
Transactions with Liberty
In previous periods, we had outstanding a promissory note as a lender to Liberty, presented as note receivable—Parent on the consolidated balance sheets. This note carried an interest rate based on one-year LIBOR plus 100 basis points. In the three and six months ended June 30, 2016, we earned interest of $107 thousand and $273 thousand, respectively, on this promissory note. During the second quarter of 2016, Liberty fully repaid the $36.4 million outstanding under this promissory note, including accumulated interest of $2.4 million.
During June 2016, we entered into a funding arrangement with Liberty pursuant to a previously established intercompany funding agreement. Under this arrangement, Liberty agreed to loan us $28.7 million, at current market interest rates, so we could fulfill our obligations under the predecessor plan to the CommerceHub, Inc. Legacy Stock Appreciation Rights Plan and our related liquidity program. In July 2016, we fully repaid amounts outstanding pursuant to this arrangement, including accumulated interest, to Liberty using borrowings under our credit facility, and the funding agreement between us and Liberty was terminated as of the completion of the Spin-Off.

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 - Capitalized Software Costs
Capitalized software costs, net is comprised of the following (in thousands):

	June 30, 2017	December 31, 2016
Capitalized software costs	$32,647	$32,506
Less accumulated amortization	(27,594)	(25,790)
Capitalized software costs, net	$5,053	$6,716
Amortization expense related to capitalized software costs is included in cost of revenue and was approximately $2.6 million and $2.5 million for the six months ended June 30, 2017 and 2016, respectively.
Future amortization expense of existing capitalized software costs as of June 30, 2017 is expected to be as follows for the years ending December 31, (in thousands):

Remainder of 2017	$2,221
2018	2,371
2019	435
2020	26
$5,053
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

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Included in the condensed consolidated statements of comprehensive income are the following amounts of share-based compensation (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$89	$(662)	$199	$(158)
Research and development	530	(747)	1,101	1,113
Sales and marketing	300	(383)	435	601
General and administrative	1,698	(1,685)	3,242	5,004
	$2,617	$(3,477)	$4,977	$6,560
Prior to the Spin-Off, awards outstanding were liability-based awards as they could be settled in cash, and they were marked-to-market each reporting period based on an internal valuation as described above. For periods following the Spin-Off, all awards are equity-based awards and can no longer be settled in cash, and these equity-based awards are not marked-to-market each reporting period. For the three months ended June 30, 2016, the estimated share-price input was based on the market value of CommerceHub's Series C common stock traded immediately following the Spin-Off, which decreased as compared to our latest internal valuation prior to the Spin-Off and resulted in a reduction to share-based compensation expense in that period as compared to the 2017 period, during which our awards are no longer marked-to-market. For the six months ended June 30, 2016, the share-price input was based on internal valuations as described above, which resulted in higher share-based compensation expense in that period as compared to the 2017 period, during which our awards are no longer marked-to-market.
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
In connection with the Spin-Off, we also adopted the CommerceHub, Inc. 2016 Omnibus Incentive Plan (as amended, amended and restated or otherwise modified from time to time, the “Omnibus Plan”), which is the incentive plan we use for all new equity grants following the Spin-Off. On January 1, 2017, the number of shares available for issuance under the Omnibus Plan was increased by 2,146,064 shares, or 5% of the outstanding shares of our common stock on December 31, 2016, to 15,346,064 shares. On June 16, 2017, our public stockholders approved the Second Amended and Restated Omnibus Plan at our 2017 Annual Meeting of Stockholders.
In addition, also in connection with the Spin-Off, we adopted an Employee Stock Purchase Plan (the “ESPP”), which provides employees with the opportunity to invest a portion of their annual eligible compensation to purchase shares of our Series C common stock at a purchase price equal to 85% of the lower of (a) the fair market value of our Series C common stock at the beginning of the applicable six-month offering period, and (b) the fair market value of our Series C common stock at the end of the applicable six-month offering period. The first offering period under the ESPP began on January 1, 2017. For the six months ended June 30, 2017, we recorded approximately $160 thousand of share-based compensation expense associated with the ESPP.
The fair value of ESPP shares is estimated based on the market price of our Series C common stock at the beginning of each offering period and the Black-Scholes option pricing model with the following assumptions:

Volatility	41.5%
Term (in years)	0.5
Risk-free interest rate	0.8%
Dividend yield	—%

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Also in connection with the Spin-Off, holders of option awards, RSUs and restricted stock awards ("RSAs") relating to Liberty's Liberty Ventures common stock received CommerceHub options, RSUs and RSAs, respectively, pursuant to the CommerceHub, Inc. Transitional Stock Adjustment Plan (the “Transitional Plan”). The Transitional Plan, which is administered for the benefit of Liberty employees and consultants, governs the terms and conditions of these new awards but will not be used to make any further grants.
The following table summarizes the share-based award activity of options to purchase shares of our common stock for the six months ended June 30, 2017:

	CommerceHub Employee Plans		Liberty Employee Plans
	Omnibus Plan	Legacy Plans	Transitional Plan
	Series C	Series C	Series C	Series A
Outstanding at January 1, 2017	193,998	5,580,109	1,006,043	329,188
Granted	350,820	—	—	—
Exercised	—	(70,888)	(121,707)	(60,870)
Forfeited	(17,590)	(86,310)	(3,558)	(1,785)
Outstanding at June 30, 2017	527,228	5,422,911	880,778	266,533
Weighted average exercise price	$15.76	$13.01	$9.41	$7.90
Weighted average remaining contractual life (in years)	9.6	7.7	3.9	3.5
Aggregate intrinsic value (in thousands)	$883	$24,017	$7,072	$2,524
Exercisable at June 30, 2017	5,000	1,950,479	474,089	203,328
Weighted average exercise price	$14.99	$7.71	$7.23	$6.45
Weighted average remaining contractual life (in years)	9.5	5.6	3.1	2.8
Aggregate intrinsic value (in thousands)	$12	$18,987	$4,843	$2,218
The weighted average grant-date fair value of options granted during the six months ended June 30, 2017 was $7.30. As of June 30, 2017, unrecognized compensation cost related to options to purchase shares of our Series C common stock under the Omnibus Plan and Legacy Plans was approximately $15.5 million and is expected to be recognized over a weighted average remaining vesting period of approximately 3.1 years. There is no unrecognized compensation cost related to options under the Transitional Plan because they are held by employees of Liberty and any related compensation expense is incurred by Liberty.
RSU Activity Under the Omnibus Plan (Series C)
The following table summarizes the share-based award activity of RSUs relating to our Series C common stock granted under the Omnibus Plan for the six months ended June 30, 2017:

	Number of awards	Weighted average grant-date fair value
Outstanding at January 1, 2017	505,831	$14.35
Granted	380,787	$16.59
Vested	(47,106)	$14.33
Forfeited	(70,384)	$14.42
Outstanding at June 30, 2017	769,128	$15.46
As of June 30, 2017, unrecognized compensation cost related to RSUs relating to shares of our Series C common stock was approximately $7.3 million and is expected to be recognized over a weighted average remaining vesting period of approximately 3.5 years.
RSA and RSU Activity Under the Transitional Plan (Series A and Series C)
Share-based award activity for RSUs and RSAs relating to our Series A and Series C common stock issued under the Transitional Plan for the six months ended June 30, 2017 was not material. There is no unrecognized compensation cost related to these awards because they are held by employees of Liberty and any related compensation expense is incurred by Liberty.

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Options and RSA Activity Under the Transitional Plan (Series B)
For the six months ended June 30, 2017, there was no activity in the outstanding stock options relating to our Series B common stock, and share-based award activity for RSAs relating to our Series B common stock was not material. There is no unrecognized compensation cost related to these awards because they are held by an employee of Liberty and any related compensation expense is incurred by Liberty.
Note 10 - Income Taxes
Our expense from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items.
During the three months ended June 30, 2017 and 2016, our effective tax rate was 38% and 40%, respectively, which was higher than the U.S. Federal income tax rate of 35%, primarily due to state and local income tax, net of Federal income tax benefits, offset by the Federal research credit.
During the six months ended June 30, 2017 and 2016, our effective tax rate was 39% and 46%, respectively. For the six months ended June 30, 2017, our effective tax rate was higher than the U.S. Federal income tax rate of 35%, primarily due to state and local income tax, net of Federal income tax benefits, offset by the Federal research credit. For the six months ended June 30, 2016, our effective tax rate was higher than the 35% Federal income tax rate, primarily due to the effect of market adjustments for stock options exercised under our share-based compensation program, non-deductible transaction-related costs incurred in 2016 associated with the Spin-Off, and the Federal research credit.
There were no uncertain tax positions as of June 30, 2017 or December 31, 2016.
Note 11 - Long-Term Debt
On June 28, 2016, we entered into a credit agreement governing a $125.0 million revolving credit facility, which expires on June 28, 2021. At June 30, 2017, we had $6.0 million in borrowings and no letters of credit outstanding under the facility, and our available borrowings under the facility were $119.0 million. Subsequent to June 30, 2017, we repaid an additional $2.0 million in borrowings under the facility. At June 30, 2017, the fair value of our debt, which holds a floating interest rate of a short duration and is based on Level 2 valuation inputs, approximated the carrying value.
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
Borrowings under the revolving credit facility are collateralized by substantially all of our assets. The credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, including a total leverage ratio and an interest coverage ratio, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in compliance with these covenants and restrictions as of June 30, 2017.
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
Leases
During the first quarter of 2017, we entered into a new lease for office space in Seattle, Washington and, at the same time, entered into a sub-lease of our existing space in Seattle. We vacated our previous office and moved into the new office space in the second quarter of 2017 and, as a result, recognized an impairment charge equal to the fair value of the unrecovered payments for the remainder of the lease, which was not material.
Future minimum lease payments due under operating lease arrangements contain rent increases over the term of the lease. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis. The excess of rent expense over future minimum lease payments due totaled $2.0 million and $1.1 million at June 30, 2017 and December 31, 2016, respectively, and are included in other long-term liabilities on the condensed consolidated balance sheets.

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At June 30, 2017, future minimum payments under operating leases, net of expected lease collections under our sub-lease, were as follows (in thousands):

Remainder of 2017	$1,013
2018	2,032
2019	1,581
2020	1,563
2021	1,597
$7,786

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about future business strategies, market conditions and potential, future financial prospects, future growth of ecommerce, customer growth, future expenses, financial performance and other matters that are not historical facts. In particular, statements under this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3 "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. These statements involve many risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such statements. In addition to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the Securities and Exchange Commission (the "SEC") on March 7, 2017 (the "2016 Annual Report") under the heading "Risk Factors," the following list includes some but not all of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•	consolidation or simplification of the ecommerce industry;

•	failure to compete successfully against current or future competitors;

•	the loss, poor performance or financial difficulty of a customer;

•	our ability to respond rapidly to changes in the ecommerce market;

•	retailer demand for drop-ship solutions;

•	conditions in the global economy;

•	our ability to maintain and scale our technical infrastructure;

•	our ability to avoid and/or effectively manage cybersecurity incidents;

•	service failures or interruptions;

•	obligations imposed on providers of software-as-a-service solutions, and the continued acceptance of such solutions;

•	the seasonality of our and our customers' businesses;

•	the success of our strategic relationships with third parties;

•	our ability to attract and retain key personnel;

•	risks associated with acquiring or investing in other companies;

•	risks associated with international expansion; and

•	our ability to navigate complex domestic and foreign laws and regulations and to protect our intellectual property.
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
Available Information
Our website is located at www.commercehub.com, and our Investor Relations website is located at ir.commercehub.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments thereto filed or furnished with the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available through our Investor Relations website, free of charge, after we file them with the SEC. We also provide a link to the section of the SEC's website at www.sec.gov that has all of the reports and other information that we file or furnish with the SEC. You may read and copy any materials we file or furnish with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You can get information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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
Overview
We are a leading provider of cloud-based ecommerce fulfillment and marketing solutions that integrate supply, demand and delivery for large retailers and consumer brands, manufacturers and distributors (collectively, "suppliers"). Our end-to-end solutions are provided through the CommerceHub software platform, a hub that streamlines integration and enables more efficient transactions among our retailer and supplier customers and their other trading partners, while also enabling them to access the online marketplaces, search engines, social and product advertising and other digital marketing channels (collectively, "demand channels") where consumers browse and buy. Our solutions also help our customers integrate with the third-party logistics ("3PL") providers, including fulfillment and delivery providers, that take purchased products to the consumer’s doorstep.
The U.S. Department of Commerce reported that ecommerce in the United States grew 15% in 2016 as consumers continued to shift their spending into the online channel. A large number of companies, our customers included, are evolving their strategies to aggressively compete for consumer orders within the rapidly evolving ecommerce marketplace. The companies that are successfully adapting to this competitive environment tend to grow their online sales at or above the overall market rate.  In contrast, sales grow slower, or decline, within companies who fail to keep up with consumer preferences or are challenged with burdensome cost structures or other financial difficulties.  Our customer base represents a sample of the overall retail market and includes both companies challenged by this transition to ecommerce, including customers that have, in certain cases in the last twelve months, filed for bankruptcy, and stronger retailers that are successfully adapting as retail shifts into the online channel.
Over 10,000 customers and trading partners have access to our platform every day to conduct business with each other, including processing orders and invoices, exchanging product information and other electronic documents and tracking their customers’ buying experience from order through fulfillment and delivery. Collectively, our customers and the other trading partners on our platform comprise a vibrant network of retailers, brands and other suppliers, demand channels and other trading partners that constitute a critical mass of many of the largest and most influential companies in North American ecommerce. This critical mass has helped us achieve a meaningful network effect, attracting new supplier customers to our large network of retailers and demand channels, and attracting new retailer and demand channel customers to our network of thousands of suppliers, enabling us to grow our business with a comparatively low cost of customer acquisition.
Our solutions unite supply, demand and delivery and provide our customers with a single platform to source and market the products consumers desire and to have those products delivered more rapidly to the consumers' doorsteps. Specifically, we provide our customers with the following solutions:
Supply Solutions. Our "Supply Solutions" enable retailers and online marketplaces to expand their product offerings, without the economic and logistical limitations and risks typically associated with buying, storing and shipping physical inventory, by leveraging our network of over 10,000 drop-ship-capable suppliers and other marketplace sellers that receive orders from demand channels and ship products directly to consumers.
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
Domestic vs. Foreign Revenue Streams
We generate nearly all of our revenue in North America (United States and Canada). For the six months ended June 30, 2017 and 2016, approximately 96% of our revenue was generated from customers located in the United States.
Seasonality
The ecommerce marketplace is affected by seasonality trends that are similar to those applicable to the traditional brick-and-mortar market, and many of our customers typically realize a significant portion of their sales in the fourth quarter of each calendar year. Historically, the percentage of our annual revenue has been relatively uniform over the first three quarters of the year with approximately 33% to 34% of our annual revenue generated in the fourth quarter.
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
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs, including salaries, bonuses, payroll taxes, benefits, share-based compensation expenses and facility cost allocations for our corporate functions, including executive leadership, finance, legal, information technology, and human resources, as well as professional services and other fees related to legal, tax and finance. Also, costs attributable to credit card processing and bad debt expense are included in general and administrative expense.
Other Income and Expense
Other income and expense includes interest income from our promissory note receivable due from Liberty Interactive Corporation, our former parent company ("Liberty"), and interest expense under our credit facility for the 2016 and 2017 periods, respectively.
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
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is included in Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Results of Operations for the Three Months ended June 30, 2017 and June 30, 2016
Revenue:

(amounts in thousands)	Three Months Ended June 30,		Change
	2017	2016	$	%
Revenue:
Usage revenue	$16,553	$15,333	$1,220	8%
Subscription revenue	6,943	6,228	715	11%
Set-up and professional services	1,712	1,542	170	11%
Total revenue	$25,208	$23,103	$2,105	9%
Our revenue increased 9% for the three months ended June 30, 2017 as compared to the same period in the prior year. Our revenue from our core drop-ship solutions, which excludes all revenue attributable to our demand channel solutions, increased by 14% for the three months ended June 30, 2017 as compared to the same period in in the prior year.
Usage revenue represented 66% of our total revenue for the three months ended June 30, 2017 and 2016. Our usage revenue from our core drop-ship solutions, which excludes all usage revenue attributable to our demand channel solutions, increased by 13% for the three months ended June 30, 2017 as compared to the same period in the prior year. The increase in our usage revenue for the three months ended June 30, 2017, as compared to the same period in the prior year, was primarily driven by a 17% increase in the volume of customer orders, primarily from existing customers, processed through our platform during each respective period. This increase was partially offset by decreased usage revenues associated with minimum volumes required to be maintained by certain customers in the three months ended June 30, 2017, as compared to the same period in the prior year.
Subscription revenue represented 28% and 27% of our total revenue for the three months ended June 30, 2017 and 2016, respectively. The increase in our subscription revenue for the three months ended June 30, 2017, as compared to the same period in the prior year, was primarily driven by an 11% increase in the number of trading partner customers on our platform.
Revenue generated from set-up and professional services represented 7% of our total revenue for the three months ended June 30, 2017 and 2016. The increase in our set-up and professional services for the three months ended June 30, 2017 as compared to the same period in the prior year, was driven in part by an increase in the number of retailer and supplier selling relationships on our platform.
Cost of Revenue and Gross Profit:

(amounts in thousands)	Three Months Ended June 30,		Change
	2017	2016	$	%
Cost of revenue	$5,639	$5,320	$319	6%
Gross profit	$19,569	$17,783	$1,786	10%
Gross profit %	78%	77%	1%
Cost of revenue increased due to a $0.8 million increase in share-based compensation expense for the three months ended June 30, 2017, as compared to the same period in in the prior year, which was primarily due to the mark-to-market adjustment of liability-based awards in 2016 and resulted in lower expense in the three months ended June 30, 2016 as compared to the equity-based awards in 2017, which are not marked-to-market. This increase was partially offset by a $0.2 million reduction in personnel costs primarily driven by decreased headcount, and a $0.2 million decrease in intangible asset amortization in the three months ended June 30, 2017, as compared to the same period in in the prior year. Gross profit increased by $1.8 million, or 10%, in the three months ended June 30, 2017, as compared the same period in the prior year, as we continue to leverage our existing platform and personnel while increasing revenues.

Operating Expenses:

(amounts in thousands)	Three Months Ended June 30,		Change
	2017	2016	$	%
Operating expenses:
Research and development	$6,396	$3,444	$2,952	86%
Sales and marketing	2,387	2,384	3	—%
General and administrative	6,945	4,675	2,270	49%
Total operating expenses	$15,728	$10,503	$5,225	50%
Research and development expenses. Research and development expenses increased due to an increase in personnel costs of $1.7 million, of which $1.0 million was attributable to a reduction in the amount of software development efforts capitalized, with the remaining $0.7 million increase primarily due to the expansion of our development teams, net of costs deferred in connection with the integration of customers onto our platform. During 2016, we changed and further refined our methodologies and processes to estimate the portion of software development eligible to be capitalized. Further, research and development expenses for the three months ended June 30, 2017 increased as compared to the same period in the prior year due to a $1.3 million increase in share-based compensation expense primarily due to the mark-to-market adjustment of liability-based awards in 2016, which resulted in lower expense in the three months ended June 30, 2016 as compared to the equity-based awards in 2017, which are not marked-to-market.
Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2017 remained flat as compared to the same period in the prior year. We had a $0.7 million increase in share-based compensation expense primarily due to the mark-to-market adjustment of liability-based awards in 2016, which resulted in lower expense in the three months ended June 30, 2016 as compared to the equity-based awards in 2017, which are not marked-to-market. However, this increase was partially offset by a $0.4 million decrease in commissions expense to our sales team and was further offset by a $0.3 million decrease in personnel costs, with both cost reductions primarily relating to a corresponding reduction in headcount.
General and administrative expenses. General and administrative expenses increased due to higher share-based compensation expense of approximately $3.4 million primarily due to the mark-to-market adjustment of liability-based awards in 2016, which resulted in lower expense in the three months ended June 30, 2016 as compared to the equity-based awards in 2017, which are not marked-to-market. These increases in 2017 were partially offset by a $0.3 million decrease in intangible asset amortization, and a $1.1 million decrease in payroll-related taxes from 2016, primarily driven from exercises of stock appreciation rights and option awards in the three months ended June 30, 2016, which did not occur in 2017.
Other Expense and Income:

(amounts in thousands)	Three Months Ended June 30,		Change
	2017	2016	$	%
Other (expense) income:
Interest expense	$(229)	$(44)	$(185)	nm
Interest income	—	107	(107)	(100)%
Total other (expense) income	$(229)	$63	$(292)	nm
Other expense increased due to interest expense incurred in respect of borrowings under our revolving credit facility, coupled with a decrease in interest earned under our promissory note receivable due from Liberty, which was fully repaid in June 2016, resulting in no interest earned in 2017.
Income Taxes:

(amounts in thousands)	Three Months Ended June 30,		Change
	2017	2016	$	%
Income tax expense	$1,367	$2,919	$(1,552)	(53)%
Effective tax rate	38%	40%	(2)%

For the three months ended June 30, 2017 and 2016, our effective tax rate was higher than the U.S. Federal income tax rate of 35%, primarily due to state and local income tax, net of Federal income tax benefits, offset by the Federal research credit.
Adjusted EBITDA:

(amounts in thousands)	Three Months Ended June 30,		Change
	2017	2016	$	%
Adjusted EBITDA:
Net income	$2,245	$4,424	$(2,179)	(49)%
Interest expense (income)	229	(63)	292	nm
Income tax expense	1,367	2,919	(1,552)	(53)%
Depreciation and amortization	2,182	2,539	(357)	(14)%
Share-based compensation expense	2,617	(3,477)	6,094	nm
Adjusted EBITDA	$8,640	$6,342	$2,298	36%

Adjusted EBITDA for the three months ended June 30, 2017 increased, as compared to the same period in the prior year, due to increased operating profit on higher revenue as we continue to leverage our existing platform and personnel. This increase was partially offset by a $0.8 million reduction in the amount of software development costs capitalized, net of related amortization.
The primary driver of the change in share-based compensation expense was the mark-to-market adjustment on liability-based awards outstanding in 2016, primarily generated by the change in underlying share value, for each period, as further described in Note 9 to the accompanying condensed consolidated financial statements.
Results of Operations for the Six Months Ended June 30, 2017 and June 30, 2016
Revenue:

(amounts in thousands)	Six Months Ended June 30,		Change
	2017	2016	$	%
Revenue:
Usage revenue	$32,412	$29,875	$2,537	8%
Subscription revenue	13,840	12,346	1,494	12%
Set-up and professional	3,524	2,972	552	19%
Total revenue	$49,776	$45,193	$4,583	10%
Our revenue increased 10% for the six months ended June 30, 2017, as compared to the same period in the prior year. Our revenue from our core drop-ship solutions, which excludes all revenue attributable to our demand channel solutions, increased by 15% for the six months ended June 30, 2017, as compared to the same period in the prior year.
Usage revenue represented 65% of our total revenue for the six months ended June 30, 2017 and 2016. Our usage revenue from our core drop-ship solutions, which excludes all usage revenue attributable to our demand channel solutions, increased by 15% for the six months ended June 30, 2017, as compared to the same period in the prior year. The increase in our usage revenue was mainly driven by an 18% increase in the volume of customer orders, primarily from existing customers, processed through our platform during the six months ended June 30, 2017, as compared to the same period in the prior year. This increase was partially offset by decreased usage revenues associated with minimum volumes required to be maintained by certain customers in the three months ended June 30, 2017, as compared to the same period in the prior year.
Subscription revenue represented 28% and 27% of our total revenue for the six months ended June 30, 2017 and 2016, respectively. The increase in our subscription revenue for the six months ended June 30, 2017, as compared to the same period in the prior year, was primarily driven by an 11% increase in the number of trading partner customers on our platform.
Revenue generated from set-up and professional services represented 7% of our total revenue for the six months ended June 30, 2017 and 2016. The increase in our set-up and professional services for the six months ended June 30, 2017, as compared to the same period in the prior year, was driven in part by an increase in the number of retailer and supplier selling relationships on our platform.

Cost of Revenue and Gross Profit:

(amounts in thousands)	Six Months Ended June 30,		Change
	2017	2016	$	%
Cost of revenue	$11,155	$11,425	$(270)	(2)%
Gross profit	$38,621	$33,768	$4,853	14%
Gross profit %	78%	75%	3%
Cost of revenue decreased due to a $0.4 million reduction in personnel costs primarily driven by decreased headcount and a $0.4 million decrease in intangible asset amortization in the six months ended June 30, 2017 as compared to the same period in the prior year. This decrease was partially offset by higher share-based compensation expense of approximately $0.4 million in the six months ended June 30, 2017, as compared to the same period in the prior year, which was primarily due to the mark-to-market adjustment of liability-based awards in 2016, which resulted in lower expense in the six months ended June 30, 2016 as compared to the equity-based awards in 2017, which are not marked-to-market. Gross profit increased by $4.9 million, or 14%, for the six months ended June 30, 2017, as compared to the same period in 2016, as we continue to leverage our existing platform and personnel while increasing revenues.
Operating Expenses:

(amounts in thousands)	Six Months Ended June 30,		Change
	2017	2016	$	%
Operating expenses:
Research and development	$12,311	$8,314	$3,997	48%
Sales and marketing	4,318	6,001	(1,683)	(28)%
General and administrative	13,884	15,199	(1,315)	(9)%
Total operating expenses	$30,513	$29,514	$999	3%
Research and development expenses. Research and development expenses increased due to an increase in personnel costs of $4.2 million, of which $2.5 million was attributable to a reduction in the amount of software development efforts capitalized, with the remaining $1.7 million increase attributable to the expansion of our development teams, net of costs deferred in connection with the integration of customers onto our platform. During 2016, we changed and further refined our methodologies and processes to estimate the portion of software development eligible to be capitalized.
Sales and marketing expenses. Sales and marketing expenses decreased due to a $1.1 million decrease in commissions expense to our sales team and a $0.4 million decrease in personnel costs, with both cost reductions primarily relating to a corresponding reduction in headcount. Further, this decrease was attributable to a $0.2 million decrease in share-based compensation expense due to the mark-to-market adjustment of liability-based awards in 2016, which resulted in higher expense in the six months ended June 30, 2016, as compared to the equity-based awards in 2017, which are not marked-to-market.
General and administrative expenses. General and administrative expenses decreased due to lower share-based compensation expense of approximately $1.8 million due to the mark-to-market adjustment of liability-based awards in 2016, which resulted in higher expense in the six months ended June 30, 2016 as compared to the equity-based awards in 2017, which are not marked-to-market. This decrease was further driven by a $0.5 million decrease in intangible asset amortization, and a $1.1 million decrease in payroll-related taxes from 2016, primarily driven from exercises of stock appreciation rights and option awards in the three months ended June 30, 2016, which did not occur in 2017. These decreases were partially offset by a $0.9 million increase in personnel costs, primarily driven by an increase in headcount, a $0.8 million increase in ongoing professional services expenses attributable to becoming a public company and a $0.3 million increase in bad debt expense, due in large part to customer bankruptcies in 2017.

Other Expense and Income:

(amounts in thousands)	Six Months Ended June 30,		Change
	2017	2016	$	%
Other (expense) income:
Interest expense	$(456)	$(44)	$(412)	nm
Interest income	—	273	(273)	(100)%
Total other (expense) income	$(456)	$229	$(685)	nm

Other expense increased due to interest expense incurred in respect of borrowings under our revolving credit facility, coupled with a decrease in interest earned under our promissory note receivable due from Liberty, which was fully repaid in June 2016, resulting in no interest earned in 2017.
Income Taxes:

(amounts in thousands)	Six Months Ended June 30,		Change
	2017	2016	$	%
Income tax expense	$2,948	$2,049	$899	44%
Effective tax rate	39%	46%	(7)%
The June 30, 2017 effective tax rate was higher than the U.S. Federal income tax rate of 35%, primarily due to state and local income tax, net of Federal income tax benefits, offset by the Federal research credit. The June 30, 2016 effective tax rate was higher than the 35% Federal income tax rate, primarily due to the effect of market adjustments for stock options exercised under our share-based compensation program, non-deductible transaction-related costs incurred in 2016 associated with the Spin-Off, and the Federal research credit.
Adjusted EBITDA:

(amounts in thousands)	Six Months Ended June 30,		Change
	2017	2016	$	%
Adjusted EBITDA:
Net income	$4,704	$2,434	$2,270	93%
Depreciation and amortization	4,276	4,862	(586)	(12)%
Interest (income) expense	456	(229)	685	nm
Income tax expense	2,948	2,049	899	44%
Share-based compensation expense	4,977	6,560	(1,583)	(24)%
Adjusted EBITDA	$17,361	$15,676	$1,685	11%

Adjusted EBITDA for the six months ended June 30, 2017 increased, as compared to the same period in the prior year, due to increased operating profit on higher revenue as we continue to leverage our platform and personnel. This increase was partially offset by a $2.3 million reduction in the amount of software development costs capitalized, net of related amortization, increased ongoing professional services costs of $0.8 million associated with becoming a public company and increased bad debt expense of $0.3 million, due in large part to customer bankruptcies in 2017.
The primary driver of the change in share-based compensation expense was the mark-to-market adjustment on liability-based awards outstanding in 2016, primarily generated by the change in underlying share value, for each period, as further described in Note 9 to the accompanying condensed consolidated financial statements.

Liquidity and Capital Resources

(amounts in thousands)	Six Months Ended June 30,		Change
	2017	2016	$	%
Net cash provided by (used in):
Operating activities	$20,681	$(65,265)	$85,946	(132)%
Investing activities	(1,933)	28,740	(30,673)	(107)%
Financing activities	$(18,443)	$24,137	$(42,580)	(176)%
Historically, the cash we generate from operations has been sufficient to fund our working capital requirements and capital expenditures. At June 30, 2017, we had $6.8 million of cash and cash equivalents, $6.0 million in borrowings under our revolving credit facility and available borrowings under the facility of $119.0 million. Subsequent to June 30, 2017, we repaid an additional $2.0 million in borrowings under the facility. We expect that cash from operations and available borrowings under our revolving credit facility will be sufficient to meet our cash flow requirements for the foreseeable future.
Cash Flow from Operating Activities
The increase in cash flow from operating activities for the six months ended June 30, 2017, as compared to the same period in the prior year, was primarily attributable to the elimination of $85.9 million of cash payments in the prior period for the settlement of share-based awards, which no longer occur following the modification of our share-based incentive plans in connection with the Spin-Off. The increase was further driven by a $2.3 million improvement in net income and a $19.5 million net increase in cash flows generated from other working capital related accounts, largely as a result of a reduction in cash outflows associated with our net payables due to our former parent company. These increases were partially offset by a $21.7 million net decrease in non-cash expenses (deferred income taxes, depreciation, amortization, and share-based compensation).
Cash Flow from Investing Activities
The decrease in cash flow from investing activities for the six months ended June 30, 2017, as compared to the same period in the prior year, was attributable to a $36.4 million reduction in cash inflows from collections on our note receivable due from our former parent company in 2016. This decrease was partially offset by a $3.2 million reduction in cash outflows for property and equipment purchases, primarily associated with 2016 leasehold improvements and outfitting of our new corporate headquarters, which did not recur in 2017, and a $2.5 million decrease in our capitalization of internally developed software, due to the reduction in software development costs eligible to be capitalized as described above.
Cash Flow from Financing Activities
The decrease in cash flow from financing activities for the six months ended June 30, 2017, as compared to the same period in the prior year, was driven by the fact that we borrowed $28.7 million from our former parent company in 2016 and that we had an increase in cash outflows of $20.0 million relating to 2017 repayments under our revolving credit facility, which facility was not in effect during the six-month period ending June 30, 2016. These decreases were partially offset by a $3.6 million reduction in cash paid to purchase treasury stock, a $1.5 million increase in cash received from the exercise of stock options, and a $1.0 million reduction in cash paid for debt issuance costs associated with our credit agreement.
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

Item 4. Controls and Procedures
     As we are an emerging growth company and a newly public company, we have not prepared a formal management’s report on internal control over financial reporting, as would otherwise be required by Section 404 of the Sarbanes-Oxley Act of 2002, nor have we engaged an independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date in our condensed consolidated financial statements. Our compliance with Section 404 of the Sarbanes-Oxley Act will first be subject to management’s assessment regarding internal control over financial reporting in connection with the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2017 (the "2017 Annual Report"), and we will not be required to have an independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting until the filing of our first Annual Report on Form 10-K after we lose emerging growth company status, which will be the 2017 Annual Report. Accordingly, this Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and its Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, these executives concluded that our disclosure controls and procedures were not effective as of June 30, 2017 to provide reasonable assurance that all information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, as further described below.
Remediation Plan for Material Weakness in Internal Control over Financial Reporting
We have identified a material weakness in our internal control over financial reporting relating to the processes and controls to properly identify and account for transactions of a complex and non-routine nature. We hired our Chief Financial Officer and a new Chief Accounting Officer in June and May 2016, respectively. Together, these officers developed and began executing a plan to remediate the material weakness, which included hiring additional personnel with SEC reporting and technical accounting experience, hiring an in-house tax resource, and creating an internal audit function.
In addition to these organizational changes, we implemented new policies and processes including, formalizing our delegation of authority, defining processes to document the accounting for non-routine or complex transactions, enhancing account reconciliation controls, and expanding the use of our financial systems used for accounting and financial reporting. We also have commenced our process to review and document our internal controls over financial reporting, and will continue our testing of controls in conjunction with management’s assessment regarding internal control over financial reporting in connection with the filing of our 2017 Annual Report.
In May 2017, our former Chief Accounting Officer was promoted to the role of Chief Commercial Officer and relinquished his duties as the Company’s principal accounting officer. Our Chief Financial Officer assumed the additional role of principal accounting officer and will continue to execute on our plan to remediate our material weakness as described above.
We are working to remediate the material weakness as quickly and efficiently as possible and expect that the material weakness will be remediated by the end of fiscal 2017. This expected timing incorporates management's continued efforts to strengthen process and policies, as well as the necessary steps required to perform a management assessment as discussed above. Notwithstanding the material weakness described above, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
Other than the items noted above, no changes occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Ex. 10.1
Second Amended and Restated CommerceHub, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant's Proxy Statement on Schedule 14A (File No. 001-37840) as filed on April 24, 2017).

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

COMMERCEHUB, INC.
(Registrant)

Date:	August 2, 2017	/ S / FRANCIS POORE
Francis Poore President and Chief Executive Officer (Principal Executive Officer)

Date:	August 2, 2017	/ S / MARK GREENQUIST
Mark Greenquist Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
Ex. 10.1
Second Amended and Restated CommerceHub, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant's Proxy Statement on Schedule 14A (File No. 001-37840) as filed on April 24, 2017).

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