Form 10-Q
period 2017-09-30
CommerceHub, Inc.
filed 2017-11-09
CIK 1665658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of CommerceHub, Inc. common stock as of October 31, 2017 was:

	Series A	Series B	Series C
CommerceHub, Inc. common stock:	13,599,729	707,567	29,009,530

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
COMMERCEHUB, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$8,438	$6,471
Accounts receivable, net of allowances of $1,000 and $200, respectively	12,526	18,109
Prepaid income taxes	3,054	4,311
Prepaid expenses and other current assets	1,833	1,549
Total current assets	25,851	30,440
Capitalized software, net	3,803	6,716
Deferred services costs	4,898	4,989
Property and equipment, net	6,701	7,629
Goodwill	21,410	21,410
Deferred income taxes	9,450	7,714
Other long-term assets	1,466	1,122
Total assets	$73,579	$80,020

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$2,770	$2,135
Accrued payroll and related expenses	7,433	7,435
Income taxes payable	8	7
Deferred revenue	5,603	5,149
Total current liabilities	15,814	14,726
Deferred revenue, long-term	8,375	7,581
Other long-term liabilities	2,201	1,135
Long-term debt	—	26,000
Total liabilities	26,390	49,442
Equity:
Preferred stock, $0.01 par value. Authorized shares 50,000,000; 0 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Series A common stock, $0.01 par value. Authorized shares 40,000,000; 13,599,743 and 13,536,502 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	136	135
Series B common stock, $0.01 par value. Authorized shares 1,500,000; 707,567 and 711,992 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	7	7
Series C common stock, $0.01 par value. Authorized shares 83,000,000; 29,009,558 and 28,672,805 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	290	287
Additional paid-in capital	26,817	16,904
Accumulated other comprehensive income	2	—
Retained earnings	19,937	13,245
Total equity	47,189	30,578
Total liabilities and equity	$73,579	$80,020
   See accompanying notes to these condensed consolidated financial statements

COMMERCEHUB, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue (Note 7)	$24,614	$22,478	$74,390	$67,671
Cost of revenue	5,028	5,737	16,183	17,162
Gross profit	19,586	16,741	58,207	50,509
Operating expenses:
Research and development	6,434	5,077	18,745	13,391
Sales and marketing	2,432	3,023	6,750	9,024
General and administrative	7,402	8,008	21,286	23,207
Total operating expenses	16,268	16,108	46,781	45,622
Income from operations	3,318	633	11,426	4,887
Other (expense) income:
Interest expense	(148)	(361)	(604)	(405)
Interest income	—	—	—	273
Total other (expense) income	(148)	(361)	(604)	(132)
Income before income taxes	3,170	272	10,822	4,755
Income tax expense (benefit)	1,182	(438)	4,130	1,611
Net income	1,988	710	6,692	3,144
Total comprehensive income	$1,987	$710	$6,694	$3,144

Earnings per share:
Basic	$0.05	$0.02	$0.16	$0.07
Diluted	$0.04	$0.02	$0.15	$0.07

Shares used in computing earnings per share:
Basic	43,286	42,773	43,141	42,773
Diluted	45,420	43,559	45,081	43,559
   See accompanying notes to these condensed consolidated financial statements

COMMERCEHUB, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$6,692	$3,144
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,278	7,315
Amortization of debt issuance costs	166	55
Share-based compensation expense	6,986	8,753
Deferred income taxes	(1,736)	17,015
Bad debt expense	931	695
Accrued interest income	—	(273)
Impairment and loss on disposal of long-term assets	210	160
Change in operating assets and liabilities:
Accounts receivable	4,650	5,667
Prepaid expenses and other assets	(787)	(956)
Income taxes, net	1,258	810
Deferred costs	91	(201)
Deferred revenue	1,249	266
Accounts payable and accrued expenses	1,399	479
Accrued payroll and related expenses	(4)	416
Share-based compensation liability payments	—	(86,684)
Parent receivables and payables, net	—	(9,112)
Net cash provided by (used in) operating activities	27,383	(52,451)

Cash flows from investing activities:
Purchases of property and equipment	(1,159)	(4,513)
Additions to capitalized software	(1,138)	(3,963)
Collection of note receivable - Parent	—	36,380
Net cash (used in) provided by investing activities	(2,297)	27,904

Cash flows from financing activities:
Borrowings on credit agreement	—	50,000
Repayments on credit agreement	(26,000)	(9,000)
Cash paid for debt issuance costs	—	(1,100)
Purchase of treasury stock	—	(3,600)
Cash received from exercise of stock options	2,417	248
Cash received from employee stock purchase plan	464	—
Borrowings on note payable - Parent	—	28,664
Payments on note payable - Parent	—	(28,664)
Contribution from Parent	—	6,000
Dividends paid to Parent	—	(19,730)
Net cash (used in) provided by financing activities	(23,119)	22,818
Currency effect on cash and cash equivalents	—	—
Net increase (decrease) in cash and cash equivalents	1,967	(1,729)

Cash and cash equivalents, beginning of period	6,471	19,337
Cash and cash equivalents, end of period	$8,438	$17,608

Supplemental disclosure of non-cash investing and financing activities:
Contractual obligations for acquisition of capitalized software	$—	$58
Contractual obligations for acquisition of fixed assets	$360	$—
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

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes revenue by type:

(amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Usage revenue	$15,833	$14,562	$48,245	$44,437
Subscription revenue	6,986	6,420	20,826	18,766
Set-up and professional services	1,795	1,496	5,319	4,468
Total revenue	$24,614	$22,478	$74,390	$67,671
We generate nearly all of our revenue in the United States and Canada. For the nine months ended September 30, 2017 and 2016, approximately 96% of our revenue was generated from customers located in the United States. Substantially all of our assets are located within the United States.
Note 3 - Significant Accounting Policies
During the nine months ended September 30, 2017, there were no material changes in our significant accounting policies. Please see Note 3 to our consolidated financial statements included in our 2016 Annual Report for additional information regarding our significant accounting policies.
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
We continue to evaluate the impacts of this new standard on our business processes, information technology systems and associated internal controls. We have developed an implementation plan to adopt this standard, and, as part of this plan, we continue to assess the impacts this standard is expected to have on our financial statements and related disclosures, including the potential impacts to our usage, subscription and set-up and professional services revenue. We plan to adopt this standard using the modified retrospective transition method effective January 1, 2018. Although we are still evaluating the impact of this standard, based on our initial assessment we do not believe our adoption of this standard will significantly impact our recognition of our usage and subscription revenues. However, we believe our adoption of this standard will impact our accounting for certain set-up and professional services revenues and the periods over which these revenues and the related deferred services costs are recognized. Further, based on our initial assessment, we expect this standard will impact how we account for costs to acquire a contract. We expect that applying this standard will result in the deferral of additional costs, primarily commission expenses to sales representatives, which we expect to recognize over the estimated customer life. Due to the preliminary nature of our assessments to date and subject to our planned ongoing evaluations, we are currently unable to estimate the overall impact this standard will have on our financial statements.
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

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Note 5 - Earnings Per Share
For the three and nine months ended September 30, 2017 and 2016, basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during that period (excluding pre-Spin-Off periods in 2016). Diluted earnings per share gives effect to all dilutive potential shares attributable to outstanding stock options and restricted stock units during that period. The shares used in the calculation of diluted earnings per share exclude (a) options to purchase shares where the exercise price was greater than the average market price of common shares for the reporting period, using the treasury-stock method, and therefore the effect of the inclusion would be anti-dilutive and (b) awards with performance-based conditions where the performance criteria had not been met as of the reporting date.
The following table sets forth net income and the basic and diluted shares used to calculate earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$1,988	$710	$6,692	$3,144

Basic - weighted average shares outstanding	43,286	42,773	43,141	42,773
Effect of dilutive potential securities	2,134	786	1,940	786
Diluted - weighted average shares outstanding	45,420	43,559	45,081	43,559

Anti-dilutive securities	1,669	5,034	4,170	5,034
Note 6 - Concentrations of Significant Customers and Credit Risk
No single customer accounted for more than 10% of our total revenue in the nine months ended September 30, 2017 or 2016. However, our revenue model is primarily based on retailer and supplier program relationships whereby many revenue-generating supplier transactions conducted through our platform may be attributable to a single retailer ("Total Program

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Revenue"). For the nine months ended September 30, 2017 and 2016, one customer's Total Program Revenue accounted for more than 10% of total revenue. No single customer represented more than 10% of accounts receivable at September 30, 2017.
Note 7 - Related Party Transactions
Prior to the Spin-Off, Liberty, QVC, Inc. (“QVC”), which is a wholly owned subsidiary of Liberty, and other subsidiaries and equity investments of Liberty were related parties of CommerceHub for GAAP purposes and related persons of CommerceHub for purposes of Regulation S-K under the Securities Exchange Act of 1934, as amended. As a result, because this report includes pre-Spin-Off reporting periods in 2016, we have disclosed transactions with these entities. For the three and nine months ended September 30, 2017 and future periods that do not include pre-Spin-Off periods, based on current facts and circumstances, we do not believe Liberty, QVC or other subsidiaries or equity investments of Liberty are related parties or related persons of CommerceHub, but we will continue to monitor and evaluate these relationships and other potential relationships with related parties and/or related persons.
Transactions with QVC
We provide our solutions to QVC in the ordinary course of business. For the nine months ended September 30, 2016, Total Program Revenue with QVC accounted for approximately 7% of total revenue. We had accounts receivable due from QVC of approximately $784 thousand at December 31, 2016.
Transactions with Liberty
In previous periods, we had outstanding a promissory note as a lender to Liberty, presented as note receivable—Parent on the consolidated balance sheets. This note carried an interest rate based on one-year LIBOR plus 100 basis points. In the nine months ended September 30, 2016, we earned interest of $273 thousand on this promissory note. During the second quarter of 2016, Liberty fully repaid the $36.4 million outstanding under this promissory note, including accumulated interest of $2.4 million.
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
In July 2016, in conjunction with the Spin-Off, we collected amounts due from Liberty for federal tax benefits of $8.5 million and fully repaid amounts due for state taxes paid of $1.3 million. Further, we received a contribution from Liberty of $6.0 million to compensate the Company for the dilution associated with Parent equity awards, we paid a dividend of $18.9 million to the holders of CTI common stock, including Parent, as a return on investment, and we paid an additional dividend of $0.9 million to Parent, as the holder of CTI preferred shares. Amounts owed to Liberty of $33 thousand at December 31, 2016 are included in accounts payable and accrued expenses within the condensed consolidated balance sheet.
Note 8 - Capitalized Software Costs
Capitalized software costs, net is comprised of the following (in thousands):

	September 30, 2017	December 31, 2016
Capitalized software costs	$32,077	$32,506
Less accumulated amortization	(28,274)	(25,790)
Capitalized software costs, net	$3,803	$6,716
In connection with our 2017 restructuring plan (Note 13), it was determined that certain capitalized software projects would no longer be pursued, and as a result, we recorded an impairment charge of $191 thousand, which is included in cost of revenue in the condensed consolidated statements of comprehensive income.
Amortization expense related to capitalized software costs is included in cost of revenue and was approximately $3.9 million and $3.8 million for the nine months ended September 30, 2017 and 2016, respectively.

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Future amortization expense of existing capitalized software costs as of September 30, 2017 is expected to be as follows for the years ending December 31, (in thousands):

Remainder of 2017	$993
2018	2,286
2019	468
2020	56
$3,803
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
Included in the condensed consolidated statements of comprehensive income are the following amounts of share-based compensation (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$100	$(49)	$299	$(207)
Research and development	286	584	1,387	1,697
Sales and marketing	113	103	548	704
General and administrative	1,510	1,555	4,752	6,559
	$2,009	$2,193	$6,986	$8,753
Prior to the Spin-Off, awards outstanding were liability-based awards as they could be settled in cash, and they were marked-to-market each reporting period based on an internal valuation as described above. For periods following the Spin-Off, all awards are equity-based awards and are not marked-to-market. The mark-to-market adjustments on awards during the 2016 pre-Spin-Off periods generally resulted in higher share-based compensation expense in the nine months ended September 30, 2016, as compared to the same period in 2017, in which our awards are no longer marked-to-market.
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

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
In addition, also in connection with the Spin-Off, we adopted an Employee Stock Purchase Plan (the “ESPP”), which provides employees with the opportunity to invest a portion of their annual eligible compensation to purchase shares of our Series C common stock at a purchase price equal to 85% of the lower of (a) the fair market value of our Series C common stock at the beginning of the applicable six-month offering period, and (b) the fair market value of our Series C common stock at the end of the applicable six-month offering period. The first offering period under the ESPP began on January 1, 2017. For the nine months ended September 30, 2017, we recorded approximately $244 thousand of share-based compensation expense associated with the ESPP.
The fair value of ESPP shares is estimated based on the market price of our Series C common stock at the beginning of each offering period and the Black-Scholes option pricing model with the following assumptions:

Volatility	41.2%
Term (in years)	0.5
Risk-free interest rate	1.2%
Dividend yield	—%
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
The following table summarizes the share-based award activity of options to purchase shares of our common stock for the nine months ended September 30, 2017:

	CommerceHub Employee Plans		Liberty Employee Plans
	Omnibus Plan	Legacy Plans	Transitional Plan
	Series C	Series C	Series C	Series A
Outstanding at January 1, 2017	193,998	5,580,109	1,006,043	329,188
Granted	353,420	—	—	—
Exercised	(1,363)	(133,057)	(125,220)	(61,248)
Forfeited	(100,006)	(224,847)	(3,558)	(1,785)
Outstanding at September 30, 2017	446,049	5,222,205	877,265	266,155
Weighted average exercise price	$15.88	$12.95	$9.42	$7.90
Weighted average remaining contractual life (in years)	9.3	7.4	3.7	3.2
Aggregate intrinsic value (in thousands)	$2,442	$43,869	$10,467	$3,887
Exercisable at September 30, 2017	12,956	2,354,222	471,830	203,577
Weighted average exercise price	$14.90	$9.24	$7.22	$6.43
Weighted average remaining contractual life (in years)	7.6	5.9	2.9	2.5
Aggregate intrinsic value (in thousands)	$84	$28,508	$6,667	$3,266
The weighted average grant-date fair value of options granted during the nine months ended September 30, 2017 was $7.19. As of September 30, 2017, unrecognized compensation cost related to options to purchase shares of our Series C common stock under the Omnibus Plan and Legacy Plans was approximately $13.3 million and is expected to be recognized over a weighted average remaining vesting period of approximately 2.9 years. There is no unrecognized compensation cost related to options under the Transitional Plan because they are held by employees of Liberty and any related compensation expense is incurred by Liberty.

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

RSU Activity Under the Omnibus Plan (Series C)
The following table summarizes the share-based award activity of RSUs relating to our Series C common stock granted under the Omnibus Plan for the nine months ended September 30, 2017:

	Number of awards	Weighted average grant-date fair value
Outstanding at January 1, 2017	505,831	$14.35
Granted	414,134	$17.03
Vested	(47,106)	$14.33
Forfeited	(178,367)	$14.89
Outstanding at September 30, 2017	694,492	$15.75
As of September 30, 2017, unrecognized compensation cost related to RSUs relating to shares of our Series C common stock was approximately $7.0 million and is expected to be recognized over a weighted average remaining vesting period of approximately 3.0 years.
RSA and RSU Activity Under the Transitional Plan (Series A and Series C)
Share-based award activity for RSUs and RSAs relating to our Series A and Series C common stock issued under the Transitional Plan for the nine months ended September 30, 2017 was not material. There is no unrecognized compensation cost related to these awards because they are held by employees of Liberty and any related compensation expense is incurred by Liberty.
Options and RSA Activity Under the Transitional Plan (Series B)
Share-based award activity for options to purchase and RSAs relating to our Series B common stock issued under the Transitional Plan for the nine months ended September 30, 2017 was not material. There is no unrecognized compensation cost related to these awards because they are held by an employee of Liberty and any related compensation expense is incurred by Liberty.
Note 10 - Income Taxes
Our expense from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items.
During the three months ended September 30, 2017, our effective tax rate of 37% was higher than the U.S. Federal income tax rate of 35% primarily due to state and local income tax, net of Federal income tax benefits, offset by the Federal research credit. During the three months ended September 30, 2016, we recorded an income tax benefit of $0.4 million on pre-tax income of $0.3 million. The benefit recorded, despite the pre-tax income, was primarily from the Federal research credit, which created both a discrete benefit from finalizing 2015 tax returns during the quarter and a benefit from a favorable adjustment to the estimated 2016 annual effective rate.
During the nine months ended September 30, 2017, our effective tax rate of 38% was higher than the U.S. Federal income tax rate of 35%, primarily due to state and local income tax, net of Federal income tax benefits, offset by the Federal research credit. During the nine months ended September 30, 2016, our effective tax rate of 34% was lower than the 35% Federal income tax rate, primarily due to the Federal research credit, partially offset by state and local income taxes, net of Federal income tax benefits.
There were no uncertain tax positions as of September 30, 2017 or December 31, 2016.
Note 11 - Long-Term Debt
On June 28, 2016, we entered into a credit agreement governing a $125.0 million revolving credit facility, which expires on June 28, 2021. At September 30, 2017, we had no borrowings and no letters of credit outstanding under the facility, and our available borrowings under the facility were $125.0 million. The fair value of the debt under our credit facility, which holds a floating interest rate of a short duration and is based on Level 2 valuation inputs, approximates the carrying value when a balance is outstanding.

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The interest rate applicable to our initial borrowings is LIBOR plus a yield of 1.75%. Interest on the revolving credit facility is based on a base rate or Eurodollar rate plus an applicable margin that increases as our total leverage ratio increases, with the base rate margin ranging from 0.75% to 1.25% and the Eurodollar rate margin ranging from 1.75% to 2.25%. The revolving credit facility also carries a commitment fee on the unused portion that increases as our total leverage ratio increases, ranging from 0.25% to 0.50% per annum.
Borrowings under the revolving credit facility are collateralized by substantially all of our assets. The credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, including a total leverage ratio and an interest coverage ratio, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in compliance with these covenants and restrictions as of September 30, 2017.
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
Future minimum lease payments due under operating lease arrangements contain rent increases over the term of the lease. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis. The excess of rent expense over future minimum lease payments due totaled $2.2 million and $1.1 million at September 30, 2017 and December 31, 2016, respectively, and are included in other long-term liabilities on the condensed consolidated balance sheets.
At September 30, 2017, future minimum payments under operating leases, net of expected collections under our sub-lease, were as follows (in thousands):

Remainder of 2017	$480
2018	2,032
2019	1,581
2020	1,563
2021	1,597
$7,253

Note 13 - Restructuring
In September 2017, we commenced a plan to consolidate our software development team and certain other corporate activities into our Albany, NY headquarters to more effectively support the ongoing growth of our business by streamlining and centralizing operations (the "2017 restructuring plan"). The 2017 restructuring plan included the immediate reduction of certain positions in our Seattle, WA office, the retention of certain Seattle-based engineers for a transition period, the gradual replacement of many of those positions in Albany, and the long-term presence of a Seattle-based account services team dedicated to brands and marketplace customers.
In connection with the 2017 restructuring plan, we recognized charges for termination benefits during the nine months ended September 30, 2017. The 2017 restructuring plan also includes retention benefits for employees who stay with the Company, which will be earned and paid out based on time-based milestones, with the last payments expected to occur in January 2019. As a result, the expenses related to these retention incentives will be recorded ratably over each employee’s applicable retention period.
As of September 30, 2017, we estimate that the total expenses associated with the 2017 restructuring plan will be between $5.0 million and $6.0 million, which includes future expenses expected to be incurred from termination and retention

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

benefits accrued over the retention period, which we expect to run through early 2019, but which does not take into account actual and expected cost savings associated with the 2017 restructuring plan. During the nine months ended September 30, 2017, we incurred $1.1 million in restructuring charges within the condensed consolidated statements of comprehensive income as follows (amounts in thousands):

	Nine Months Ended September 30, 2017
	Cost of Revenue	Research and Development	Sales and Marketing	General and Administrative	Total Restructuring Expenses
Termination & retention benefits	$49	$426	$368	$42	$885
Impairment of capitalized software	191	—	—	—	191
Total restructuring expenses	$240	$426	$368	$42	$1,076
The table below sets forth our restructuring liability during the nine months ended September 30, 2017 (in thousands):

Total Restructuring Liability
Balance at January 1, 2017	$—
Restructuring charges	885
Non-cash adjustments	—
Cash payouts	—
Balance at September 30, 2017	$885
Our total restructuring liability of $0.9 million consists of accruals for termination and retention benefits. We expect a portion of these benefits will be paid within the next 12 months, and they are included in accounts payable and accrued expenses within the condensed consolidated balance sheets. The remaining portion of these benefits, which we expect to fully pay by the first quarter of 2019, is included in other long-term liabilities within the condensed consolidated balance sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about future business strategies, market conditions and potential, future financial prospects, cost savings, future growth of ecommerce, customer growth, future expenses, financial performance and other matters that are not historical facts. In particular, statements under this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3 "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. These statements involve many risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such statements. In addition to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the Securities and Exchange Commission (the "SEC") on March 7, 2017 (the "2016 Annual Report") under the heading "Risk Factors," the following list includes some but not all of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

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

•
our ability to navigate complex domestic and foreign laws and regulations, including laws and regulations relating to ecommerce, privacy, data protection, data security, data retention, consumer protection, anti-trust, advertising, intellectual property, manufacturing, taxes, including sales and local taxes, value-added taxes, border adjustment taxes and other taxes, anti-bribery and anti-corruption, and economic or other trade prohibitions or sanctions; and

•	our ability to protect our intellectual property.
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
In addition to the reports and other information we file and furnish with the SEC, investors and others should note that we use and intend to continue using our Investor Relations website, located at ir.commercehub.com, as a means of disclosing material non-public information, including material financial and operating information, to the investment community and for complying with our disclosure obligations under Regulation FD of the Exchange Act. We webcast via our Investor Relations website our earnings calls and certain other events we participate in or host with members of the investment community. Our Investor Relations website also provides notifications of news and/or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases and other information we may post on our Investor Relations website from time to time. In addition, we use social media and our blog (located at www.commercehub.com/blog) to communicate with the public about our Company, and it is possible that information we post on social media or our blog could be deemed to be material. Accordingly, in addition to following our SEC filings, press releases and public conference calls and webcasts, investors should monitor and review closely the information we post on our Investor Relations website, the social media channels listed on our Investor Relations website and our blog.
The contents of the websites and other channels referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.
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
The U.S. Department of Commerce reported that ecommerce in the United States grew 15% in 2016 as consumers continued to shift their spending into online channels. A large number of companies, our customers included, are evolving their strategies to aggressively compete for consumer orders within the rapidly evolving ecommerce marketplace. The companies that are successfully adapting to this competitive environment tend to grow their online sales at or above the overall market rate.  In contrast, sales grow slower, or decline, within companies that fail to keep up with consumer preferences or are challenged with burdensome cost structures or other financial difficulties.  Our customer base represents a sample of the overall retail market and includes both companies challenged by this transition to ecommerce, including customers that have, in certain cases in the last twelve months, filed for bankruptcy, and stronger retailers that are successfully adapting as retail shifts into the online channel.
Over 11,000 customers and trading partners have access to our platform every day to conduct business with each other, including processing orders and invoices, exchanging product information and other electronic documents and tracking their customers’ buying experience from order through fulfillment and delivery. Collectively, our customers and the other trading partners on our platform comprise a vibrant network of retailers, brands and other suppliers, demand channels and other trading partners that constitute a critical mass of many of the largest and most influential companies in North American ecommerce. This critical mass has helped us achieve a meaningful network effect, attracting new supplier customers to our large network of retailers and demand channels, and attracting new retailer and demand channel customers to our network of thousands of suppliers, enabling us to grow our business with a comparatively low cost of customer acquisition.
Our solutions unite supply, demand and delivery and provide our customers with a single platform to source and market the products consumers desire and to have those products delivered more rapidly to the consumers' doorsteps. Specifically, we provide our customers with the following solutions:
Supply Solutions. Our "Supply Solutions" enable retailers and online marketplaces to expand their product offerings, without the economic and logistical limitations and risks typically associated with buying, storing and shipping physical inventory, by leveraging our network of over 11,000 drop-ship-capable suppliers and other marketplace sellers that receive orders from demand channels and ship products directly to consumers.
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
Total usage revenue grows as the overall volume of orders for goods purchased online through our retailer customers and other supported demand channels increases, as new trading partners are added to the platform and as current trading partners connect and create additional relationships with other trading partners. We track and measure total usage revenue because it measures customer activity on our platform.
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
Domestic vs. Foreign Revenue Streams
We generate nearly all of our revenue in North America (United States and Canada). For the nine months ended September 30, 2017 and 2016, approximately 96% of our revenue was generated from customers located in the United States.
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
Other Income and Expense
Other income and expense includes interest income from our promissory note receivable due from Liberty Interactive Corporation, our former parent company ("Liberty"), and interest expense under our credit facility and our promissory note payable due to Liberty for the 2016 and 2017 periods, respectively.
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
We define “Adjusted EBITDA” as net income or loss plus interest expense, income tax expense, depreciation of property and equipment, amortization of capitalized software costs and intangible assets, share-based compensation expense, and restructuring charges, less interest income and income tax benefit. Adjusted EBITDA excludes restructuring charges, the elimination of which does not result in a reduction of operating expenses necessary to conduct our business. By excluding these charges, we believe Adjusted EBITDA provides supplemental information that enables us and investors to better analyze our operating performance and the sustainability of our results and to compare our performance on a more consistent basis from period to period.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is included in Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Critical Accounting Policies
Preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Please see the section entitled "Management's

Discussion and Analysis of Financial Condition and Results of Operations" within our 2016 Annual Report, which describes the significant accounting policies used in preparation of the consolidated financial statements. On an ongoing basis, we evaluate the critical accounting policies used to prepare our condensed consolidated financial statements. There have been no material changes in these critical accounting policies.
Results of Operations for the Three Months Ended September 30, 2017 and September 30, 2016
Revenue:

(amounts in thousands)	Three Months Ended September 30,		Change
	2017	2016	$	%
Revenue:
Usage revenue	$15,833	$14,562	$1,271	9%
Subscription revenue	6,986	6,420	566	9%
Set-up and professional services	1,795	1,496	299	20%
Total revenue	$24,614	$22,478	$2,136	10%
Our revenue increased 10% for the three months ended September 30, 2017 as compared to the same period in the prior year. Our revenue from our core drop-ship solutions, which excludes all revenue attributable to our demand channel solutions, increased by 12% for the three months ended September 30, 2017 as compared to the same period in the prior year.
Usage revenue represented 64% and 65% of our total revenue for the three months ended September 30, 2017 and 2016, respectively. Our usage revenue from our core drop-ship solutions increased by 11% for the three months ended September 30, 2017 as compared to the same period in the prior year. This increase was primarily driven by an increase in the volume of customer orders, mainly from existing customers, processed through our platform.
Subscription revenue represented 28% and 29% of our total revenue for the three months ended September 30, 2017 and 2016, respectively. The increase in our subscription revenue for the three months ended September 30, 2017, as compared to the same period in the prior year, was driven by an increase in the number of retailer and supplier selling relationships on our platform, primarily due to an increase in our total customer count.
Revenue generated from set-up and professional services represented 7% of our total revenue for the three months ended September 30, 2017 and 2016. The increase in our set-up and professional services revenue for the three months ended September 30, 2017, as compared to the same period in the prior year, was driven by an increase in the number of retailer and supplier selling relationships on our platform, primarily due to an increase in our total customer count, as well as the acceleration of deferred revenue in connection with the termination of customers from our platform, primarily due to bankruptcies.
Cost of Revenue and Gross Profit:

(amounts in thousands)	Three Months Ended September 30,		Change
	2017	2016	$	%
Cost of revenue	$5,028	$5,737	$(709)	(12)%
Gross profit	$19,586	$16,741	$2,845	17%
Gross profit %	80%	74%	6%
Cost of revenue decreased for the three months ended September 30, 2017, as compared to the same period in the prior year, due to a $0.6 million decrease in personnel expense, attributable to lower headcount, and a $0.2 million decrease in intangible asset amortization. The decrease was partially offset by $0.2 million of restructuring charges incurred in connection with our 2017 restructuring plan, as further described in Note 13 to the accompanying condensed consolidated financial statements.
Gross profit increased for the three months ended September 30, 2017, as compared to the same period in the prior year, primarily due to increased profit as we continue to leverage our existing platform and personnel while increasing revenues.

Operating Expenses:

(amounts in thousands)	Three Months Ended September 30,		Change
	2017	2016	$	%
Operating expenses:
Research and development	$6,434	$5,077	$1,357	27%
Sales and marketing	2,432	3,023	(591)	(20)%
General and administrative	7,402	8,008	(606)	(8)%
Total operating expenses	$16,268	$16,108	$160	1%
Research and development expenses. Research and development expenses increased for the three months ended September 30, 2017, as compared to the same period in the prior year, due to an increase in personnel costs of $1.0 million, of which $0.3 million was attributable to a reduction in the amount of capitalizable software development projects, with the remaining $0.7 million increase primarily due to the expansion of our development teams, net of costs deferred in connection with the integration of customers onto our platform. Further, research and development expenses increased due to $0.4 million of restructuring charges incurred in connection with our 2017 restructuring plan.
Sales and marketing expenses. Sales and marketing expenses decreased for the three months ended September 30, 2017, as compared to the same period in the prior year, primarily due a $1.1 million decrease in commission expense, attributable to a lower headcount on our sales team. The decrease was partially offset by a $0.2 million increase in consulting expense and $0.4 million of restructuring charges incurred in connection with our 2017 restructuring plan.
General and administrative expenses. General and administrative expenses decreased for the three months ended September 30, 2017, as compared to the same period in the prior year, due to a $0.3 million decrease in personnel costs, attributable to higher termination charges in 2016, resulting from executive turnover, and a $0.3 million decrease in intangible asset amortization.
Other Expense and Income:

(amounts in thousands)	Three Months Ended September 30,		Change
	2017	2016	$	%
Other (expense) income:
Interest expense	$(148)	$(361)	$213	(59)%
Interest income	—	—	—	—%
Total other (expense) income	$(148)	$(361)	$213	(59)%
Other expense decreased in the three months ended September 30, 2017, as compared to the same period in the prior year, due to a decrease in interest expense incurred, primarily driven by a reduction in the borrowings outstanding under our revolving credit facility.
Income Taxes:

(amounts in thousands)	Three Months Ended September 30,		Change
	2017	2016	$	%
Income tax expense (benefit)	$1,182	$(438)	$1,620	nm
Effective tax rate	37%	(161)%	nm
During the three months ended September 30, 2017, our effective tax rate was higher than the U.S. Federal income tax rate of 35%, primarily due to state and local income tax, net of Federal income tax benefits, offset by the Federal research credit. During the three months ended September 30, 2016, we recorded an income tax benefit of $0.4 million on pre-tax income of $0.3 million. The benefit recorded, despite the pre-tax income, was primarily from the Federal research credit, which created both a discrete benefit from finalizing 2015 tax returns during the quarter and a benefit from a favorable adjustment to the estimated 2016 annual effective rate.

Adjusted EBITDA:

(amounts in thousands)	Three Months Ended September 30,		Change
	2017	2016	$	%
Adjusted EBITDA:
Net income	$1,988	$710	$1,278	180%
Interest expense	148	361	(213)	(59)%
Income tax expense (benefit)	1,182	(438)	1,620	nm
Depreciation and amortization	2,002	2,453	(451)	(18)%
Share-based compensation expense	2,009	2,193	(184)	(8)%
Restructuring charges (1)	1,076	—	1,076	100%
Adjusted EBITDA	$8,405	$5,279	$3,126	59%

(1) Restructuring charges include termination and retention benefits and the impairment of certain capitalized software projects in connection with our 2017 restructuring plan described in Note 13 to the accompanying condensed consolidated financial statements.
Adjusted EBITDA for the three months ended September 30, 2017 increased, as compared to the same period in the prior year, primarily due to increased operating profit on higher revenue as we continue to leverage our existing platform and personnel.
During the third quarter, we commenced our 2017 restructuring plan to consolidate our software development and other corporate activities into our Albany, NY headquarters to more effectively support the ongoing growth of our business by streamlining and centralizing operations. As of September 30, 2017, we estimate that the total expenses associated with this restructuring will be between $5.0 million and $6.0 million, which includes future expenses expected to be incurred from termination and retention benefits accrued over the retention period, which we expect to run through early 2019, but excludes actual and expected cost savings associated with the restructuring. Depending on the pace and magnitude of re-hiring in our Albany office, as of September 30, 2017 we estimate this restructuring will result in a net reduction in personnel and facilities costs beginning in the fourth quarter of 2017, which will gradually increase throughout 2018 and 2019 to an estimated $2.0 million to $5.0 million per year.

Results of Operations for the Nine Months Ended September 30, 2017 and September 30, 2016
Revenue:

(amounts in thousands)	Nine Months Ended September 30,		Change
	2017	2016	$	%
Revenue:
Usage revenue	$48,245	$44,437	$3,808	9%
Subscription revenue	20,826	18,766	2,060	11%
Set-up and professional	5,319	4,468	851	19%
Total revenue	$74,390	$67,671	$6,719	10%
Our revenue increased 10% for the nine months ended September 30, 2017, as compared to the same period in the prior year. Our revenue from our core drop-ship solutions increased by 14% for the nine months ended September 30, 2017, as compared to the same period in the prior year.
Usage revenue represented 65% and 66% of our total revenue for the nine months ended September 30, 2017 and 2016, respectively. Our usage revenue from our core drop-ship solutions increased by 14% for the nine months ended September 30, 2017, as compared to the same period in the prior year. The increase in our usage revenue was primarily driven by an increase in the volume of customer orders, primarily from existing customers, processed through our platform.
Subscription revenue represented 28% of our total revenue for the nine months ended September 30, 2017 and 2016. The increase in our subscription revenue for the nine months ended September 30, 2017, as compared to the same period in the prior year, was driven by an increase in the number of retailer and supplier selling relationships on our platform, primarily due to an increase in our total customer count.
Revenue generated from set-up and professional services represented 7% of our total revenue for the nine months ended September 30, 2017 and 2016. The increase in our set-up and professional services revenues for the nine months ended

September 30, 2017, as compared to the same period in the prior year, was driven by an increase in the number of retailer and supplier selling relationships on our platform, primarily due to an increase in our total customer count, as well as the acceleration of deferred revenue in connection with the termination of customers from our platform, primarily due to bankruptcies.
Cost of Revenue and Gross Profit:

(amounts in thousands)	Nine Months Ended September 30,		Change
	2017	2016	$	%
Cost of revenue	$16,183	$17,162	$(979)	(6)%
Gross profit	$58,207	$50,509	$7,698	15%
Gross profit %	78%	75%	3%
Cost of revenue decreased in the nine months ended September 30, 2017, as compared to the same period in the prior year, due to a $1.1 million reduction in personnel costs attributable to lower headcount and a $0.6 million decrease in intangible asset amortization. The decrease was partially offset by $0.2 million of restructuring charges incurred in connection with our 2017 restructuring plan, and was further offset by a $0.5 million increase in share-based compensation expense, primarily due to mark-to-market adjustments of liability-based awards in 2016, which resulted in a net reduction in expense in the nine months ended September 30, 2016, as compared to equity-based awards in 2017, which are not marked-to-market.
Gross profit increased for the nine months ended September 30, 2017, as compared to the same period in 2016, primarily due to increased profit as we continue to leverage our existing platform and personnel while increasing revenues.
Operating Expenses:

(amounts in thousands)	Nine Months Ended September 30,		Change
	2017	2016	$	%
Operating expenses:
Research and development	$18,745	$13,391	$5,354	40%
Sales and marketing	6,750	9,024	(2,274)	(25)%
General and administrative	21,286	23,207	(1,921)	(8)%
Total operating expenses	$46,781	$45,622	$1,159	3%
Research and development expenses. Research and development expenses increased due to a $5.5 million increase in personnel costs, of which $2.9 million was attributable to a reduction in the amount of capitalizable software development projects, with the remaining $2.6 million increase attributable to the expansion of our development teams, net of costs deferred in connection with the integration of customers onto our platform. During 2016, we changed and further refined our methodologies and processes to estimate the portion of software development eligible to be capitalized. In addition, we incurred $0.4 million of restructuring charges in connection with our 2017 restructuring plan. The increase was partially offset by a $0.3 million decrease in share-based compensation expense due to the mark-to-market adjustment of liability-based awards in 2016, which resulted in higher expense in the nine months ended September 30, 2016, as compared to equity-based awards in 2017, which are not marked-to-market.
Sales and marketing expenses. Sales and marketing expenses decreased due to a $2.2 million decrease in commissions expense and a $0.4 million decrease in personnel costs, in each case attributable to lower headcount on our sales team. The decrease was partially offset by $0.4 million of restructuring charges incurred in connection with our 2017 restructuring plan.
General and administrative expenses. General and administrative expenses decreased due to a $0.8 million decrease in intangible asset amortization, a $0.5 million decrease in personnel costs, driven by higher termination charges in 2016, resulting from executive turnover, and a $1.8 million reduction in share-based compensation expense due to the mark-to-market adjustment of liability-based awards in 2016, which resulted in higher expense in the nine months ended September 30, 2016 as compared to the equity-based awards in 2017, which are not marked-to-market. The decrease was partially offset by a $0.9 million increase in professional services costs, primarily attributable to becoming a public company, and a $0.2 million increase in bad debt expense, due in large part to customer bankruptcies in 2017.

Other Expense and Income:

(amounts in thousands)	Nine Months Ended September 30,		Change
	2017	2016	$	%
Other (expense) income:
Interest expense	$(604)	$(405)	$(199)	49%
Interest income	—	273	(273)	(100)%
Total other (expense) income	$(604)	$(132)	$(472)	nm

Other expense increased due to increased interest expense incurred on borrowings outstanding under our revolving credit facility and our promissory note due to Liberty, coupled with a decrease in interest earned under our promissory note receivable due from Liberty, which was fully repaid in June 2016, resulting in no interest earned in 2017.
Income Taxes:

(amounts in thousands)	Nine Months Ended September 30,		Change
	2017	2016	$	%
Income tax expense	$4,130	$1,611	$2,519	156%
Effective tax rate	38%	34%	4%
During the nine months ended September 30, 2017, our effective tax rate was higher than the U.S. Federal income tax rate of 35%, primarily due to state and local income tax, net of Federal income tax benefits, offset by the Federal research credit. During the nine months ended September 30, 2016, our effective tax rate was lower than the 35% Federal income tax rate, primarily from the Federal research credits, partially offset by state and local income tax, net of Federal income tax benefits.
Adjusted EBITDA:

(amounts in thousands)	Nine Months Ended September 30,		Change
	2017	2016	$	%
Adjusted EBITDA:
Net income	$6,692	$3,144	$3,548	113%
Depreciation and amortization	6,278	7,315	(1,037)	(14)%
Interest expense	604	132	472	nm
Income tax expense	4,130	1,611	2,519	156%
Share-based compensation expense	6,986	8,753	(1,767)	(20)%
Restructuring charges (1)	1,076	—	1,076	100%
Adjusted EBITDA	$25,766	$20,955	$4,811	23%

(1) Restructuring charges include termination and retention benefits and the impairment of certain capitalized software projects in connection with our 2017 restructuring plan described in Note 13 to the accompanying condensed consolidated financial statements.
Adjusted EBITDA for the nine months ended September 30, 2017 increased, as compared to the same period in the prior year, due to increased operating profit on higher revenue as we continue to leverage our platform and personnel. This increase was partially offset by a $2.9 million reduction in the amount of software development costs capitalized, net of related amortization, increased ongoing professional services costs of $0.9 million, primarily attributable to becoming a public company, and increased bad debt expense of $0.2 million, due in large part to customer bankruptcies in 2017.
The primary driver of the reduction in share-based compensation expense was the mark-to-market adjustment on liability-based awards outstanding in 2016, primarily generated by the change in underlying share value, for each period, as further described in Note 9 to the accompanying condensed consolidated financial statements.

Liquidity and Capital Resources

(amounts in thousands)	Nine Months Ended September 30,		Change
	2017	2016	$	%
Net cash provided by (used in):
Operating activities	$27,383	$(52,451)	$79,834	(152)%
Investing activities	(2,297)	27,904	(30,201)	(108)%
Financing activities	$(23,119)	$22,818	$(45,937)	(201)%
Historically, the cash we generate from operations has been sufficient to fund our working capital requirements and capital expenditures. At September 30, 2017, we had $8.4 million of cash and cash equivalents, no borrowings under our revolving credit facility and available borrowings under the facility of $125.0 million. We expect that cash from operations and available borrowings under our revolving credit facility will be sufficient to meet our cash flow requirements for the foreseeable future.
Cash Flows from Operating Activities
The increase in cash flows from operating activities for the nine months ended September 30, 2017, as compared to the same period in the prior year, was primarily attributable to the elimination of $86.7 million of cash payments in the prior period for the settlement of share-based awards, which no longer occur following the modification of our share-based incentive plans in connection with the Spin-Off. The increase was further driven by a $3.5 million improvement in net income and a $10.5 million net increase in cash flows generated from other working capital related accounts, largely as a result of a reduction in cash outflows associated with our net payables due to our former parent company. The increase was partially offset by a $20.9 million net decrease in non-cash expenses (primarily deferred income taxes, share-based compensation, depreciation and amortization).
Cash Flows from Investing Activities
The decrease in cash flows from investing activities for the nine months ended September 30, 2017, as compared to the same period in the prior year, was primarily attributable to a $36.4 million reduction in cash inflows from collections on our note receivable due from Liberty in 2016. This decrease was partially offset by a $3.4 million reduction in cash outflows for property and equipment purchases, primarily attributable to 2016 leasehold improvements and outfitting of our new corporate headquarters, which did not recur in 2017, and a $2.8 million decrease in our capitalization of internally developed software, due to the reduction in software development costs eligible to be capitalized as described above.
Cash Flows from Financing Activities
The decrease in cash flows from financing activities for the nine months ended September 30, 2017, as compared to the same period in the prior year, was driven by a $17.0 million increase in repayments under our credit facility and a $32.7 million reduction in net cash inflows in connection with the Spin-Off, which were attributable to various financing activities involving Liberty and other pre-Spin-Off shareholders. The decrease was partially offset by a $2.6 million increase in cash received from the exercise of stock options and employee stock purchases, and a $1.1 million reduction in cash outflows for debt issuance costs incurred in connection with our credit facility.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk in the normal course of business due to our ongoing investing and financing activities and the conduct of operations in different foreign countries. Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings.
We are exposed to changes in interest rates primarily as a result of borrowings we may make under our revolving credit facility used to maintain liquidity and to fund business operations. The amount of our long-term debt is expected to vary as a result of future funding requirements, cash generation, market conditions and other factors. We have not entered into any interest rate swap arrangements to manage our exposure to interest rate risk, although we may do so in the future if and when we deem appropriate. In performing a sensitivity analysis on our exposure to interest rate risk, we do not believe a 1.00% increase or decrease in interest rate would have a material impact on our interest expense.
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
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, these executives concluded that our disclosure controls and procedures were not effective as of September 30, 2017 to provide reasonable assurance that all information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, as further described below.
Remediation Plan for Material Weakness in Internal Control over Financial Reporting
We have identified a material weakness in our internal control over financial reporting relating to the processes and controls to properly identify and account for transactions of a complex and non-routine nature. We hired our Chief Financial Officer and a new Chief Accounting Officer in June and May 2016, respectively. Together, these officers developed and began executing a plan to remediate the material weakness, which included hiring additional personnel with SEC reporting and technical accounting experience and creating tax and internal audit functions.
In addition to these organizational changes, we implemented new policies and processes, including formalizing our delegation of authority, defining processes to document the accounting for non-routine or complex transactions, enhancing account reconciliation controls, and expanding the use of our financial systems used for accounting and financial reporting. We also have completed our process to review and document our internal controls over financial reporting, and will continue our testing of controls in conjunction with management’s assessment regarding internal control over financial reporting in connection with the filing of our 2017 Annual Report.
In May 2017, our former Chief Accounting Officer was promoted to the role of Chief Commercial Officer and relinquished his duties as the Company’s principal accounting officer. Our Chief Financial Officer assumed the additional role of principal accounting officer and will continue to execute on our plan to remediate our material weakness as described above.
We are working to remediate the material weakness as quickly and efficiently as possible and expect that the material weakness will be remediated by the end of 2017. This expected timing incorporates management's continued efforts to strengthen process and policies, as well as the necessary steps required to perform a management assessment as discussed above. Notwithstanding the material weakness described above, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
Other than the items noted above, no changes occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COMMERCEHUB, INC.
(Registrant)

Date:	November 8, 2017	/ S / FRANCIS POORE
Francis Poore President and Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2017	/ S / MARK GREENQUIST
Mark Greenquist Chief Financial Officer (Principal Financial and Accounting Officer)