Form 10-K/A
period 2017-12-31
CommerceHub, Inc.
filed 2018-04-27
CIK 1665658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-37840

COMMERCEHUB, INC.

(Exact name of Registrant as specified in its charter)

Delaware	7323	81-1001640
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification code number)	Identification No.)

201 Fuller Road, 6th Floor, Albany, New York 12203

(address of principal executive office, including zip code)

Registrant’s telephone number, including area code: (518) 810-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Series A common stock, par value $0.01 per share	The NASDAQ Stock Market LLC
Series C common stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of CommerceHub, Inc. common stock as of February 21, 2018 was:

	Series A	Series B	Series C

CommerceHub, Inc. common stock	13,599,641	707,567	29,199,753

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”) to include all of the Part III information required by applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, the Registrant hereby amends and replaces in their entirety Items 10, 11, 12, 13 and 14 in the 2017 Form 10-K.

As required by Rule 12b-15, the Registrant’s principal executive officer and principal financial officer are providing Rule 13a-14(a)/15(d)-14(a) certifications. As required by Item 601(b)(10)(iii) of Regulation S-K, the Registrant is providing compensatory plans, contracts and arrangements in which any of the named executive officers of the Registrant participate and that were not previously filed as Exhibits to the 2017 Form 10-K. Accordingly, the Registrant hereby amends Item 15 in the 2017 Form 10-K to add such documents as Exhibits.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the 2017 Form 10-K, including any of the financial information disclosed in Parts II and IV of the 2017 Form 10-K, and does not purport to reflect any information or events subsequent to the filing thereof.

We refer to CommerceHub, Inc. as “CommerceHub,” the “Company,” “us,” “we” and “our” in this report.

PART III

Item 10.                          Directors, Executive Officers and Corporate Governance.

Directors

Our board of directors currently consists of nine members, divided among three classes as follows:

Name	Age	Class	Term Expiration
Mark Cattini	56	I	2020 Annual Meeting
David Goldhill	57	I	2020 Annual Meeting
Chad Hollingsworth	41	I	2020 Annual Meeting
Richard N. Baer	61	II	2018 Annual Meeting
Michael P. Huseby	63	II	2018 Annual Meeting
Brian Wendling	45	II	2018 Annual Meeting
Betsy L. Morgan	49	III	2019 Annual Meeting
Francis Poore	51	III	2019 Annual Meeting
Luis Ubiñas	55	III	2019 Annual Meeting

Set out below is certain background information for each of our directors, including the qualifications, skills and other background information that enable him or her to effectively and productively serve as a member of our board.

Class I Directors

Mark Cattini has served as a director of our Company and a member of our compensation committee since July 2016. Mr. Cattini has served as Chief Executive Officer of ClickSoftware Technologies Ltd. since February 2018. Previously, Mr. Cattini served as President and Chief Executive Officer of Autotask Corporation, a provider of IT management solutions, from November 2010 to December 2017. Prior to that, from 2000 to 2007, Mr. Cattini served as President and Chief Executive Officer of MapInfo Corporation (formerly Nasdaq: MAPS). Mr. Cattini brings to our board of directors years of experience in senior management and leadership of software companies.

David Goldhill has served as a director of our Company and a member of our audit committee since July 2016. Mr. Goldhill served as President and Chief Executive Officer of Game Show Network, LLC (“GSN”), a U.S. cable television network owned by Sony Pictures Entertainment and AT&T Entertainment Group, from August 2007 to August 2017. Mr. Goldhill offers our board of directors operational and financial experience stemming from his leadership positions over the years at GSN and other private companies.

Chad Hollingsworth has served as a director of our Company since July 2016 and as a member of our executive committee since July 2016. Mr. Hollingsworth has served as Senior Vice President of Qurate Retail, Inc. (“Qurate”), which was formerly known as Liberty Interactive Corporation (“Liberty Interactive”), and Liberty Media Corporation (“Liberty Media”) since January 2016 and as Senior Vice President of GCI Liberty, Inc. (“GCI Liberty”) since March 2018. Previously, he served as a Vice President of Liberty Interactive and Liberty Media (including its predecessor) from December 2011 to December 2015. He has served as a Senior Vice President of each of Liberty TripAdvisor Holdings, Inc. (“Liberty TripAdvisor”) and Liberty Broadband Corporation (“Liberty Broadband”) since January 2016, having previously served as a Vice President at each company from August 2014 to December 2015 and from November 2014 to December 2015, respectively. Mr. Hollingsworth has also served as a Senior Vice President of Liberty Expedia Holdings, Inc. (“Liberty Expedia”) since January 2017. He also has held various other positions with certain of these companies and their predecessors since January 2007. In addition, Mr. Hollingsworth has served as a director of ILG, Inc. (formerly known as Interval Leisure Group, Inc.) since February 2015. Mr. Hollingsworth provides our board of directors with a strong perspective on corporate development opportunities, strategy and investment evaluation.

Class II Directors

Richard N. Baer has served as a director of our Company since March 2016 and as chairman of our board of directors and a member of our executive committee since July 2016. Mr. Baer has served as Chief Legal Officer of Qurate, Liberty Media, Liberty TripAdvisor and Liberty Broadband since January 2016, of Liberty Expedia since March 2016 and of GCI Liberty since March 2018. He previously served as Senior Vice President and General Counsel of Liberty Interactive and Liberty Media from January 2013 to December 2015, Liberty TripAdvisor from July 2013 to December 2015 and Liberty Broadband from June 2014 to December 2015. Previously, Mr. Baer served as Executive Vice President and Chief Legal Officer of UnitedHealth Group Incorporated from May 2011 to December 2012. He served as Executive Vice President and General Counsel of Qwest Communications International Inc. from December 2002 to April 2011 and as its Chief Administrative Officer from August 2008 to April 2011. Mr. Baer brings to our board of directors significant legal, risk management, operational and executive leadership experience based on his present and previous senior leadership positions at various public companies.

Michael P. Huseby has served as a director of our Company, chair of our audit committee and a member of our compensation committee since July 2016. Mr. Huseby has served as Chief Executive Officer and Chairman of the Board of Barnes & Noble Education, Inc. since September 2017, and prior to that he served as its Executive Chairman and a director since August 2015. He served as a director of Charter Communications, Inc. (“Charter”) from May 2013 to May 2016 and of Barnes & Noble, Inc. (“Barnes & Noble”) from July 2013 to August 2015. Mr. Huseby served as a director of Cablevision Systems, Inc. from June 2000 to July 2001. Mr. Huseby served as Chief Executive Officer of Barnes & Noble from January 2014 to August 2015, as President from July 2013 to January 2014 and as Chief Financial Officer from March 2012 to July 2013. He was appointed Chief Executive Officer of NOOK Media LLC, a Barnes & Noble subsidiary, in July 2013. Previously, he served as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation from August 2004 to June 2011, and prior to that he served as Executive Vice President and Chief Financial Officer of Charter Communications, Inc. From December 1999 until November 2002, he served as Executive Vice President of AT&T Broadband Corporation. He also served as a Global Equity Partner of Arthur Andersen, where he worked for over 23 years. Mr. Huseby provides our board of directors with extensive financial and executive leadership experience gained over his 30-year career, in senior management positions with various public companies, including many in the retail and technology space, and as a partner of Arthur Andersen.

Brian Wendling has served as a director of our Company since July 2016. Mr. Wendling has served as Senior Vice President and Chief Financial Officer of Liberty TripAdvisor since January 2016, having previously served as Vice President and Controller from August 2014 to December 2015. He also has served as Senior Vice President and Controller of Qurate, Liberty Media and Liberty Broadband since January 2016, as a Senior Vice President of Liberty Expedia since March 2016 and as Senior Vice President and Controller of GCI Liberty since March 2018. He previously served as Vice President and Controller of Liberty Interactive from November 2011 to December 2015, Liberty Media (including its predecessor) from November 2011 to December 2015 and Liberty Broadband from October 2014 to December 2015. Prior to that, Mr. Wendling held various positions with Liberty Interactive, Liberty Media and their predecessors since 1999. Mr. Wendling has significant financial and executive leadership experience gained through his service with Liberty Interactive and Liberty Media (and their predecessors), and he brings a valuable perspective to our board of directors, focused in particular on the area of public company accounting and reporting.

Class III Directors

Betsy L. Morgan has served as a director of our Company and chair of our compensation committee since July 2016. Ms. Morgan has served as Executive in Residence of LionTree, LLC since February 2016 and as a director of The Street, Inc. since September 2016. Previously, she served as President and Chief Executive Officer of TheBlaze Inc. from January 2011 to July 2015 and as Chief Executive Officer of The Huffington Post from October 2007 to June 2009. Prior to joining The Huffington Post, Ms. Morgan served in various positions at CBS. She also served as a director of CTPartners Executive Search Inc. from December 2010 to October 2015. Ms. Morgan provides our board of directors with significant strategic and executive leadership and management experience gained from service on the boards of various public and private companies and her leadership roles in numerous businesses.

Francis Poore founded our Company in 1997. He led our Company from initial concept through its establishment as an industry leader, selling the Company to an affiliate of the predecessor of Liberty Interactive in 2006. Mr. Poore then remained on the board of directors of the Company and returned to an active leadership role in January 2011, initially as our Chief Strategist until January 2013, and he has served as our Chief Executive Officer and President since January 2013. As CommerceHub’s founder and a leader in our complex and rapidly changing industry for 20 years, Mr. Poore brings to our board of directors extensive industry experience and a vital perspective on our business, history and culture. Mr. Poore’s knowledge and vision are an important asset to our board of directors in evaluating the landscape of our industry, technological initiatives and other important aspects of our business.

Luis Ubiñas has served as a director of our Company and a member of our audit committee since July 2016. Mr. Ubiñas has served as President of the Board of Trustees of the Pan American Development Foundation, which invests $100 million in development projects in Central and South America and the Caribbean, since May 2015. Mr. Ubiñas also serves on several multilateral, governmental and nonprofit boards and advisory committees, including the Advisory Board of the United Nations Fund for International Partnerships and the Advisory Committee for the Export Import Bank of the United States. He is also a Trustee of the New York Public Library and the Statue of Liberty-Ellis Island Foundation. In the private sector, Mr. Ubiñas is Lead Director at Electronic Arts Inc., where he has also served on the audit committee, and a member of the Board of Directors of Boston Private Financial Holdings, Inc. and Shorelight Education. He also served as a director of Valassis Communications, Inc. from November 2012 to February 2014. Mr. Ubiñas served as President of the Ford Foundation (the “Foundation”) from January 2008 to September 2013. The Foundation is the second largest in the United States, operating worldwide with an endowment of $12 billion. While at the Foundation, Mr. Ubiñas led a broad-based restructuring of the organization, including a strategic resetting of its programs to focus on social justice issues, reinvestment of over 80% of the endowment, and a rebuilding of facilities and systems. Prior to leading the Foundation, Mr. Ubiñas was a director at McKinsey & Company, leading the firm’s media practice on the West Coast. He served technology, telecommunications and media companies addressing the opportunities and challenges represented by the global growth of broadband and wireless technologies. Mr. Ubiñas spent 18 years with McKinsey & Company, serving in various positions. Mr. Ubiñas brings to our board of directors significant experience in business management, operations and executive leadership.

Executive Officers

Set forth below is a list of our executive officers and their positions with our Company followed by certain background information for each such executive officer other than Mr. Poore (who also serves as a director of our Company and whose background information is set forth above).

Name	Age	Title
Francis Poore	51	Founder, President and Chief Executive Officer
Richard Jones	49	Co-Founder and Chief Technology Officer
John Hinkle	52	Chief Information Officer, Chief Information Security Officer and Executive Vice President, Technical Operations
Michael Trimarchi	38	Chief Financial Officer, Chief Commercial Officer and Treasurer
Douglas Wolfson	47	General Counsel and Secretary

Richard Jones co-founded our Company, together with Mr. Poore, in 1997 and has served as our Chief Technology Officer since January 2013. He also served as our Executive Vice President, Operations from January 2013 to October 2016, and previously he served as our Chief Tactician from January 2011 to December 2012.

John Hinkle has served as our Chief Information Officer and Chief Information Security Officer since April 2015 and as our Executive Vice President, Technical Operations since October 2016. Previously, he served as our Executive Vice President, Production Systems from July 2013 to April 2015. Prior to that, he served as Chief Information Officer and Senior Vice President, North American Operations of Take-Two Interactive Software, Inc. from January 2011 to July 2013.

Michael Trimarchi has served as our Chief Financial Officer and Treasurer since December 2017 and as our Chief Commercial Officer since May 2017. Prior to that, he served as our Chief Accounting Officer from May 2016 to May 2017. Previously, he served as Interim Chief Financial Officer of AngioDynamics, Inc. from November 2015 to May 2016, and prior to that he served as its Vice President and Global Controller from August 2014 to November 2015 and Director, Corporate FP&A from July 2013 to August 2014. He served as Vice President, Corporate FP&A of Vistaprint N.V. (now Cimpress N.V.) from January 2013 to July 2013.

Douglas Wolfson has served as our General Counsel since March 2014 and as our Secretary since October 2014. Previously, he served as Associate General Counsel of Infor Global Solutions from March 2006 to March

2014, and prior to that he served as Associate General Counsel of Geac Computer Corporation from August 2004 to March 2006.

Our executive officers serve in their capacities as such until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office. There is no family relationship between any of our executive officers or directors, by blood, marriage or adoption. During the past ten years, none of our executive officers or directors has had any involvement in such legal proceedings as would be material to an evaluation of his ability or integrity.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are further required by SEC regulation to furnish us with copies of all such reports that they file. Based solely on a review of such reports that have been furnished to us during the year ended December 31, 2017 and certain written representations made to us by our executive officers and directors, we believe that, during the year ended December 31, 2017, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10-percent beneficial owners were met.

Code of Ethics

We have adopted a code of business conduct and ethics (our “code of ethics”) that applies to all of our employees, including our executive officers, and our directors. Our code of ethics constitutes our Company’s “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and is available on the Corporate Governance page of our Investor Relations website at ir.commercehub.com.

Audit Committee and Audit Committee Financial Expert

Our board of directors has established an audit committee, whose chair is Mr. Huseby and whose other members are Messrs. Goldhill and Ubiñas, each of whom is independent. Our board has also determined that Mr. Huseby qualifies as our “audit committee financial expert” under applicable SEC rules and regulations.

Item 11.                          Executive Compensation.

EXECUTIVE COMPENSATION

This section sets forth information relating to, and an analysis and discussion of, compensation that our Company paid to the following persons (collectively, our “named executive officers”):

•                  Francis Poore, our Founder, President and Chief Executive Officer;

•                  Michael Trimarchi, our Chief Financial Officer, Chief Commercial Officer and Treasurer;

•                  Richard Jones, our Co-Founder and Chief Technology Officer;

•                  John Hinkle, our Chief Information Officer, Chief Information Security Officer and Executive Vice President, Technical Operations;

•                  Douglas Wolfson, our General Counsel and Secretary;

•                  Mark Greenquist, our former Chief Financial Officer and Treasurer;

•                  Gary Nafus, our former Chief Revenue Officer; and

•                  Bill Kong, our former Executive Vice President, Products and Services.

Mr. Poore is our principal executive officer, Mr. Trimarchi is our principal financial officer, and Messrs. Jones, Hinkle and Wolfson are executive officers of our Company. Mr. Greenquist served as our Chief Financial Officer and Treasurer until December 14, 2017, following which he remained with our Company in a non-officer advisory capacity through December 31, 2017. Mr. Nafus served as our Chief Revenue Officer from April 3, 2017 until October 30, 2017. Mr. Kong served as our Executive Vice President, Products and Services until September 19, 2017.

Compensation Discussion and Analysis

Overview

The compensation committee of our board of directors has responsibility for overseeing the compensation of our named executive officers and ensuring that their compensation packages are consistent with our compensation objectives. In furtherance of this purpose, our compensation committee considers and approves all components of the named executive officers’ compensation packages, including periodic corporate goals and objectives upon which compensation decisions are made. The compensation committee also administers the CommerceHub, Inc. Second Amended and Restated 2016 Omnibus Incentive Plan (the “incentive plan”) with respect to equity awards granted to our named executive officers. Unless otherwise noted, all equity awards granted to our named executive officers are governed by the incentive plan.

Compensation Philosophy

The following guiding principles are used to guide the design of our executive compensation program:

•                  support the attainment of our short- and long-term financial and strategic objectives and reward executives for growth in sustainable stockholder value;

•                  be performance-based, with variable pay constituting a significant portion of the target total compensation opportunity;

•                  provide differentiated pay based on executives’ contributions to our performance, as well as their skill and role within our Company;

•                  align management’s interests with stockholders by tying realized compensation directly to changes in stockholder value and encouraging significant accumulation of stock ownership among senior executives;

•                  attract, retain and motivate highly skilled executives by providing competitive compensation opportunity relative to other companies in our industry and with which we compete for executive talent;

•                  maximize the financial efficiency of the overall program from tax, accounting and cash flow perspectives; and

•                  embrace incentive program design and corporate governance best practices to the extent they are supportive of the above objectives.

In general, our compensation committee believes that an executive’s target cash compensation and target total direct compensation should be reasonable in relation to, and competitive with, the median compensation paid to similarly situated executives at comparable companies in our industry. We define “target cash compensation” as base salary and target bonus opportunity, and we define “target total direct compensation” as target cash compensation plus the expected value of long-term incentives. However, competitive positioning for individual executives may vary above or below the median based on executive-specific factors, such as tenure, experience, proficiency in role and criticality to our Company. Our executives’ actual compensation, which consists of their respective base salaries, earned annual bonuses and the value realized upon vesting or exercise of long-term incentive awards, will vary above or below target based on our financial and stock price performance.

Role of Chief Executive Officer and Chief Financial Officer in Compensation Decisions

As a general matter, our Chief Executive Officer provides recommendations to the compensation committee with respect to all elements of compensation proposed to be paid to the other named executive officers in conjunction with his evaluation of their performance. Mr. Poore participated in the compensation committee’s discussions with respect to the performance of Messrs. Trimarchi, Jones, Hinkle, Wolfson, Greenquist, Nafus and Kong. For additional information regarding our named executive officers’ compensation packages, see “—Elements of 2017 Executive Compensation” below.

With respect to certain performance-based equity awards granted to Messrs. Poore and Jones in 2011 that were converted, in connection with our spin-off (the “Spin-Off”) from Liberty Interactive (our former parent company), into options to purchase shares of our Series C common stock (“CHUBK”), our then-Chief Financial Officer reviewed our Company’s performance against the revenue milestone established for such awards to determine whether these awards had vested. For additional information regarding the vesting of these awards, see “—Elements of 2017 Executive Compensation—Equity Incentive Compensation—Vesting of Converted CEO Award and Converted 2011 CTO Award” below. In addition, our then-Chief Financial Officer also reviewed and discussed the design of our Company’s 2017 executive bonus program with the compensation committee. For additional information regarding our 2017 executive bonus program, see “—Elements of 2017 Executive Compensation—2017 Executive Bonus Program” below.

Role of Compensation Consultants

Prior to the Spin-Off and before the compensation committee had been appointed, our management engaged Compensia, Inc. (“Compensia”), our prior compensation consultant, to provide independent advice on identifying our peer group companies for compensation benchmarking, executive compensation levels and incentive program design. In connection with these services, Compensia assisted us with identifying our peer companies, taking into account our Company’s focus on the supply chain technology and cloud-based software industries, our range of financial performance metrics and our aggregate market capitalization, and selecting those companies that most closely correlate to our business and operations. Accordingly, the companies in our peer group are set forth below:

Actua	Benefitfocus	Instructure	Q2 Holdings
American Software	Callidus Software	MINDBODY	Qualys
Apigee	ChannelAdvisor	Model N	SciQuest
AppFolio	Demandware	New Relic	SPS Commerce
Bazaarvoice	Five9	Paylocity

Compensia also assisted us with structuring our employee stock purchase plan and the incentive plan, and provided input on various other compensation matters with respect to our executive team. Compensia also provided information to us regarding chief executive officer compensation at the other supply chain technology and cloud-based software companies listed below in connection with our entry into a new employment agreement with our Chief Executive Officer in June 2016.

Following the Spin-Off, the compensation committee engaged Frederic W. Cook & Co., Inc. (“FW Cook”) to advise on executive compensation and various aspects of our long-term incentive program. FW Cook reviewed and confirmed the above peer group was a reasonable group to use. As it related to 2017, FW Cook assisted the committee in the development of the nonemployee director compensation program and nonemployee director stock ownership guidelines, establishing the design of the 2017 annual bonus program, the determination of 2017 target total direct compensation levels and the earnout of the 2017 performance bonus (paid in 2018). During 2017, FW Cook also conducted a review of the Company’s aggregate long-term incentive grants (including share usage, overhang and aggregate grant value), conducted a review of the Company’s regular and change-in-control severance practices, conducted a compensation risk assessment and reported on executive compensation trends and regulatory developments.

Other than generally seeking to make executive compensation reasonable in relation to, and competitive with, the median compensation paid to similarly situated executives at comparable companies in our industry, the compensation committee has not applied specific benchmarking parameters that formed the basis for any of the named executive officers’ employment arrangements. Rather, the compensation committee has incorporated competitive market data received from Compensia and FW Cook, including as to the compensation paid by the peer companies described above, into the compensation committee’s total mix of information (including its members’ general business and industry knowledge and experience and its evaluation of each named executive officer’s job performance) in establishing what the compensation committee believed to be reasonable and competitive variable elements of each named executive officer’s compensation package.

Setting Executive Compensation

In making its compensation decisions for each named executive officer, our compensation committee considers, among other factors, the following:

•                  each element of the named executive officer’s compensation, including base salary, bonus, equity compensation, perquisites and other personal benefits;

•                  our financial performance compared to internal forecasts and budgets; and

•                  the scope of the named executive officer’s responsibilities and his execution of those responsibilities.

Elements of 2017 Executive Compensation

For 2017, the principal components of compensation for our named executive officers were:

•                  base salary;

•                  annual performance-based bonuses;

•                  equity incentive compensation;

•                  limited perquisites and personal benefits, including matching contributions in the CommerceHub 401(k) Plan and health and welfare benefits; and

•                  for Messrs. Greenquist, Nafus and Kong, severance payments.

A summary of each element of our compensation program is set forth below. We believe that each element complements the others and that collectively they serve to achieve our compensation objectives.

Base Salary

We provide competitive base salaries to attract and retain highly skilled executives. We believe that a competitive base salary is an important component of compensation, as it provides a degree of financial stability for executives. The base salary level of each named executive officer is generally determined based on the responsibilities performed by such officer, his experience, overall effectiveness and demonstrated leadership ability and competitive market factors. Messrs. Poore and Jones each received the base salary provided for in his respective employment agreement and did not receive a base salary increase in 2017. Mr. Trimarchi was promoted to the role of Chief Commercial Officer on May 9, 2017. In connection with that promotion, the compensation committee increased Mr. Trimarchi’s annual base salary 16.7% to $350,000. In December 2017, Mr. Trimarchi was promoted to the additional roles of Chief Financial Officer and Treasurer. In connection with that promotion, the compensation committee increased Mr. Trimarchi’s annual base salary 4.3% to $365,000. In recognition of the favorable 2016 performance of Messrs. Hinkle and Wolfson, and taking into account their respective market data, they each received a 3.6% increase in base salary to $285,000, effective April 1, 2017. Additionally, in May 2017, in connection with certain internal organizational changes and Mr. Hinkle’s assumption of responsibility for our Company’s software engineering organization, the compensation committee increased Mr. Hinkle’s base salary 14.0% to $325,000. Messrs. Greenquist and Kong did not receive salary increases in 2017, and Mr. Nafus’ 2017 offer letter provided for an annual base salary of $350,000.

2017 Executive Bonus Program

In March 2017, our compensation committee adopted a 2017 performance-based cash bonus program for our executives (the “2017 executive bonus program”), including Messrs. Poore, Trimarchi, Jones, Hinkle, Wolfson, Greenquist and Kong.  The 2017 executive bonus program was intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).  While Mr. Greenquist’s role as Chief Financial Officer and Treasurer of our Company ended on December 14, 2017, we employed him in a non-officer advisory capacity through December 31, 2017, and pursuant to the separation and release agreement between him and our Company, Mr. Greenquist remained eligible to earn a cash bonus under the 2017 executive bonus program.  See “—Executive Compensation Arrangements—Mark Greenquist” below.  Mr. Nafus was also eligible to participate in the 2017 executive bonus program and had received a $121,875 advance on his annual bonus when he started with CommerceHub in April 2017 pursuant to his offer letter. However, following his departure from CommerceHub in October 2017, he was no longer eligible to receive any additional portion of his performance bonus under the 2017 executive bonus program.  See “—Executive Compensation Arrangements—Gary Nafus” below.  While Mr. Kong had been eligible to participate in the 2017 executive bonus program, he did not receive a performance-based bonus due to his departure from CommerceHub in September 2017.  See “—Executive Compensation Arrangements —Bill Kong” below.

Pursuant to the 2017 executive bonus program, our compensation committee assigned a target annual bonus amount to each participant equal to a percentage of the employee’s annual base salary, which percentage was based on the employee’s position and responsibilities. The named executive officers’ 2017 target annual bonus amounts set by our compensation committee in March 2017 were: Mr. Poore - $400,000 or 100% of his base salary; Mr. Trimarchi - $180,000 or 60% of his base salary; Mr. Jones - $150,000 or 50% of his base salary; Mr. Hinkle — $128,250 or 45% of his base salary; Mr. Wolfson - $128,250 or 45% of his base salary; and Mr. Greenquist - $262,500 or 75% of his base salary, in each case subject to 100% achievement of performance goals.  Mr. Poore’s target annual bonus for 2017 had increased from 75% of his base salary to 100% of his base salary pursuant to the terms of his current employment agreement, as described in “—Executive Compensation Arrangements—Francis Poore” below.  In March 2017, our compensation committee determined (i) to increase Mr. Jones’s target annual bonus for 2017 from 33% of his base salary to 50% of his base salary based on market data and internal equity considerations relative to the Company’s other executives and (ii) to increase Mr. Hinkle’s target annual bonus for 2017 from 40% to 45% in recognition of his favorable 2016 performance and taking into account market data.  Our other named executive officers’ target annual bonuses, as a percentage of base salary, did not change for 2017 as compared to 2016.

On May 9, 2017, Mr. Trimarchi was promoted to the role of Chief Commercial Officer.  In connection with that promotion, the compensation committee increased his annual bonus target to $262,500 or 75% of base salary.  In December 2017, Mr. Trimarchi was further promoted to the role of Chief Financial Officer and Treasurer in addition to his role as Chief Commercial Officer.  In connection with that promotion, the compensation committee increased Mr. Trimarchi’s annual bonus target to $292,000 or 80% of base salary.  However, as the change occurred late in the year, our compensation committee did not utilize the increased rate for determining Mr. Trimarchi’s 2017 bonus payout.  Also, in May 2017, in connection with certain internal organizational changes and Mr. Hinkle’s assumption of responsibility for our Company’s software engineering organization, the compensation committee increased Mr. Hinkle’s annual bonus target to $162,500 or 50% of base salary.

Bonus payouts under the 2017 executive bonus program could range from 0% to 150% of target, based on our Company’s performance relative to pre-established goals for revenue and Adjusted EBITDA (as defined in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”)), weighted 60% and 40%, respectively, for the year ended December 31, 2017, which could then be adjusted up or down by the compensation committee based on a discretionary determination of individual performance. Each metric was assigned a threshold, target and maximum performance level, with corresponding payouts for each metric of 0% of target, 100% of target and 150% of target, respectively, provided that Adjusted EBITDA performance below threshold would result in no bonus payouts under the 2017 executive bonus program regardless of revenue performance, while revenue performance below threshold would result in no payout for the revenue metric but would not prevent potential payouts under the Adjusted EBITDA metric.  More specifically, with regard to the performance levels, (i) threshold revenue and Adjusted EBITDA levels were set at $105.2 million and $37.8 million, respectively, (ii) target revenue and Adjusted EBITDA levels were set at $112.0 million and $44.6 million, respectively, and (iii) maximum revenue and Adjusted EBITDA levels were set at $118.8 million and $51.4 million, respectively.  Linear interpolation applied for performance on each metric between threshold and target and target and maximum performance levels, provided that no more than 45% of incremental Adjusted EBITDA above the target Adjusted EBITDA level was permitted to be paid out under the 2017 executive bonus program. In addition, in order for any named executive officer to be eligible to receive any bonus under the 2017 executive bonus program, CommerceHub had to achieve at least 50% of threshold revenue and Adjusted EBITDA.

Adjusted EBITDA for purposes of the 2017 executive bonus program was calculated based on the definition of Adjusted EBITDA reported in our 2016 Annual Report, further adjusted for (i) costs related to CommerceHub’s 2017 restructuring process to consolidate software development and other corporate activities in its Albany, New York headquarters and (ii) incremental, unbudgeted audit expenses resulting from CommerceHub’s loss of “emerging growth company” status and the corresponding need for an integrated audit pursuant to the Sarbanes-Oxley Act of 2002. For 2017, the Company achieved $111.1 million of revenue and $50.5 million of Adjusted EBITDA based on the foregoing definition and before payouts for bonus compensation.  After determining the funding of the 2017 executive bonus program based on the foregoing results, the eligible named executive officers’ bonus payments, other than Mr. Greenquist’s bonus payment, could then be adjusted up or down at the discretion of our compensation committee and, for named executive officers other than our Chief Executive Officer, upon the recommendation of our Chief Executive Officer.

In February 2018, after considering the Company’s actual 2017 revenue and Adjusted EBITDA (on a pre-bonus and post-bonus basis), the compensation committee approved the funding of the 2017 executive bonus program at 109.5% of the target bonus pool as a result of the Company’s performance. In March 2018, the compensation committee approved bonus payments to our eligible named executive officers, Messrs. Poore, Trimarchi, Jones, Hinkle, Wolfson and Greenquist, at 109.5% of each individual’s target bonus amount in light of our Company’s performance during 2017.  While Mr. Jones’ employment agreement provides for an annual bonus of up to a maximum of 50% of base salary, or $150,000, the compensation committee approved a bonus payment at 109.5% of his target bonus, or $164,250, based on the recommendation of Mr. Poore that Mr. Jones receive a bonus payment in line with the other named executive officers and in light of our Company’s performance during 2017.  These payments under the 2017 executive bonus program are included in the “Summary Compensation Table” below.

Equity Incentive Compensation

Consistent with our compensation philosophy, we seek to align the interests of our named executive officers with those of our stockholders by awarding equity-based incentive compensation, ensuring that our executives have a continuing stake in the long-term success of our Company.

The incentive plan is designed to provide additional remuneration to officers and employees of our Company, our nonemployee directors and independent contractors, and to encourage their investment in our capital stock, thereby increasing their proprietary interest in our business. Non-qualified stock options, stock appreciation rights (“SARs”), restricted shares, restricted stock units (“RSUs”), cash awards, performance awards or any combination of the foregoing may be granted under the incentive plan.  The incentive plan is administered by our compensation committee with respect to equity awards granted to our named executive officers.

2017 Equity Awards

Our compensation committee has implemented an annual equity grant program, with grants in March of each year, and further determined to grant equity awards to our named executive officers in 2017 consisting of 50% stock options and 50% time-vesting RSUs (on a value basis). The committee adopted this mix of awards, as opposed to others, because it aligned most closely to the Company’s peer group and because of the committee’s belief that this mix best promotes stockholder value creation by balancing accountability for stock price appreciation through the use of stock options with the strong retention value and lower dilution levels of RSUs. When our compensation committee awards stock options, the exercise price always equals the fair market value of the underlying shares of common stock on the date of grant, measured by reference to the closing sale price on the grant date.

In March 2017, as part of our annual equity award grant program previously approved by our compensation committee as part of our equity award grant policy, which is described in more detail below under “—Equity Award Grant Policy,” our compensation committee approved the following grants to our named executive officers: 61,103 stock options and 26,840 RSUs to Mr. Trimarchi, 43,645 stock options and 19,171 RSUs to Mr. Hinkle, 48,882 stock options and 21,472 RSUs to Mr. Wolfson, 56,913 stock options and 25,000 RSUs to Mr. Greenquist, and 34,916 stock options and 15,337 RSUs to Mr. Kong, in each case relating to CHUBK shares.  Each of the grants vests in equal annual installments on the first four anniversaries of the March 15, 2017 grant date, subject to the grantee being employed by us on the applicable vesting date. The stock options have an exercise price of $16.30 and expire on March 15, 2027. Mr. Poore and Mr. Jones did not receive any new equity awards during 2017 because they had received multi-year equity awards in connection with their entry into new employment agreements with our Company in July 2016.  For additional information regarding Mr. Poore and Mr. Jones’s outstanding multi-year equity awards, see “—Executive Compensation Arrangements—Francis Poore,” “—Executive Compensation Arrangements—Richard Jones” and the “—Outstanding Equity Awards at Fiscal Year End” table below.

In connection with Mr. Nafus joining our Company as Chief Revenue Officer in April 2017, he received grants of 45,264 stock options and 59,162 RSUs, in each case relating to CHUBK shares and a portion of which reflected a “make-whole” for equity interests forfeited in connection with leaving his previous employer.  These awards were scheduled to vest in equal annual installments on the first four anniversaries of Mr. Nafus’s April 3, 2017 employment start date, subject to Mr. Nafus being employed by us on the applicable vesting date.  The stock options had an exercise price of $16.48 and were scheduled to expire on May 10, 2027.  None of Mr. Nafus’s stock options or RSUs vested prior to his departure from CommerceHub in October 2017, and all such awards were cancelled upon such departure.

In May 2017, in connection with certain internal organizational changes and Mr. Hinkle’s assumption of responsibility for our Company’s software engineering organization, our compensation committee granted him 4,400 stock options and 1,903 RSUs, in each case relating to CHUBK shares.  These awards vest in equal annual installments on the first four anniversaries of the May 25, 2017 grant date, subject to Mr. Hinkle being employed by us on the applicable vesting date.  The stock options have an exercise price of $17.34 and expire on May 25, 2027.

Vesting of Converted CEO Award and Converted 2011 CTO Award

In 2011, Mr. Poore and Mr. Jones received awards of SARs that were subject to performance-based vesting conditions.  In connection with the Spin-Off, Mr. Poore’s SARs were converted into stock options to purchase 763,593 CHUBK shares at an exercise price of $2.65 per share (the “Converted CEO Award”), and Mr. Jones’s SARs were converted into stock options to purchase 174,535 CHUBK shares at an exercise price of $2.66 per share (the “Converted 2011 CTO Award,” and, together with the Converted CEO Award, the “Converted Awards”), in each case pursuant to the antidilution provisions in the Commerce Technologies, Inc. 2010 Stock Appreciation Rights Plan (the “2010 SAR plan”). The Converted Awards were issued pursuant to the CommerceHub, Inc. Legacy Stock Appreciation Rights Plan (the “legacy SAR plan”).  Vesting of the Converted Awards remained subject to our

Company’s achievement of a trailing twelve-month adjusted revenue milestone of $100,867,785.  For purposes of the Converted Awards, adjusted revenue was defined as the revenue of the Company and its subsidiaries calculated in accordance with the methodology used by Commerce Technologies, Inc. (“CTI”) (the entity through which we transacted prior to the Spin-Off) as of January 1, 2013 except that “revenue” would be counted toward the milestone on the date that the Company sends an invoice (or analogous document(s)) to a customer for non-refundable cash payment, regardless of the revenue recognition policies of the Company.  In January 2017, our then-Chief Financial Officer certified achievement of the milestone based on our Company’s adjusted revenue for the 12 months ended December 31, 2016, which resulted in full vesting of the Converted Awards.  The other terms of these awards are governed by the legacy SAR plan.

Severance Payments and Other Payments Related to Employment Terminations

On December 14, 2017, we entered into a separation and release agreement with Mr. Greenquist that provided for (i) a severance payment of $350,000, (ii) payment for accrued but unused vacation time and (iii) reimbursement for continued health care coverage pursuant to COBRA until the date that he receives equivalent coverage from a new employer or December 31, 2018, in exchange, in part, for a general release of claims.  Mr. Greenquist also remained eligible to earn a cash bonus under our 2017 executive bonus program.  Pursuant to the agreement, Mr. Greenquist’s role as Chief Financial Officer and Treasurer of the Company ended effective immediately, following which he remained with the Company in a non-officer advisory capacity through December 31, 2017.

We entered into a separation and release agreement with Mr. Nafus, dated as of October 26, 2017, in connection with his departure from CommerceHub effective October 30, 2017.  The agreement provided for (i) a severance payment of $160,000, (ii) payment for accrued but unused vacation time and (iii) reimbursement for continued health care coverage pursuant to COBRA until the date that he receives equivalent coverage from a new employer or November 30, 2018, in exchange, in part, for a general release of claims.  In addition, Mr. Nafus was permitted to retain the advance on his 2017 bonus that had been paid to him at the start of his employment with our Company.

We entered into a separation and release agreement with Mr. Kong, dated as of September 25, 2017, in connection with his departure from CommerceHub effective September 19, 2017.  The agreement provided for (i) a severance payment of $271,477, (ii) payment for accrued but unused vacation time and (iii) reimbursement for continued health care coverage pursuant to COBRA through September 30, 2018, in exchange, in part, for a general release of claims.

Perquisites and Other Personal Benefits

For the year ended December 31, 2017, the limited perquisites and personal benefits provided to our named executive officers consisted generally of life insurance premiums, 401(k) matching contributions and participation in our health and welfare benefit plans, which are also available on the same basis to all of our full-time employees.  Executives bear all taxes associated with benefits/perquisites, with no gross-up provided by the Company.

Deductibility of Executive Compensation

In developing the 2017 compensation packages for the named executive officers, the deductibility of executive compensation under Section 162(m) of the Code was considered. That provision prohibits the deduction of compensation of more than $1 million paid to certain executives, subject to certain exceptions. For 2017 and prior years, one exception was for performance-based compensation, including stock options granted under the incentive plan, although in order to maintain flexibility in making compensation decisions, our compensation committee did not adopt a policy requiring all compensation to be deductible under Section 162(m) of the Code. Following the enactment of the Tax Cuts and Jobs Act of 2017, beginning with the 2018 calendar year, the executives potentially affected by the limitations of Section 162(m) of the Code have been expanded and there is no longer any exception for qualified performance-based compensation. Although some performance-based awards will not result in a compensation deduction until after 2017, we believe the transition rules in effect for binding contracts in effect on November 2, 2017 should continue to allow certain of these awards, including awards granted pursuant to the incentive plan after the Spin-Off and before November 2, 2017, to maintain their exemption from the $1 million annual deduction limitation for so long as such contracts are not materially modified. However, portions of the compensation we pay to the named executive officers may not be deductible due to the application of Section 162(m) of the Code. Our compensation committee believes that the lost deduction on compensation payable in excess of the $1 million limitation for the named executive officers is not material relative to the benefit of being able to attract and retain talented management.

Summary Compensation Table

Name and Principal Position (as of 12/31/17)	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)(3)		Total ($)

Francis Poore President and Chief Executive Officer	2017	400,000	—		—	—	438,000	16,248		854,248
	2016	385,457	—		—	12,177,842	150,000	66,923	(4)	12,780,222
	2015	369,048	—		—	—	165,973	15,951		550,972

Michael Trimarchi(5) Chief Financial Officer, Chief Commercial Officer and Treasurer	2017	329,507	—		437,492	437,497	287,438	16,248		1,508,182
	2016	n/a	n/a		n/a	n/a	n/a	n/a		n/a
	2015	—	—		—	—	—	—		—

Richard Jones(6) Chief Technology Officer	2017	300,000	14,250		—	—	150,000	16,248		480,498
	2016	279,857	—		—	3,549,353	90,300	15,948		3,935,458
	2015	n/a	n/a		n/a	n/a	n/a	n/a		n/a

John Hinkle(5) Chief Information Officer, Chief Information Security Officer and Executive Vice President, Technical Operations	2017	305,417	—		345,485	345,498	177,938	16,248		1,190,586
	2016	n/a	n/a		n/a	n/a	n/a	n/a		n/a
	2015	n/a	n/a		n/a	n/a	n/a	n/a		n/a

Douglas Wolfson(5) General Counsel and Secretary	2017	282,083	—		349,994	349,995	140,434	16,248		1,138,754
	2016	n/a	n/a		n/a	n/a	n/a	n/a		n/a
	2015	n/a	n/a		n/a	n/a	n/a	n/a		n/a

Mark Greenquist(7) Former Chief Financial Officer and Treasurer	2017	350,000	—		407,500	407,497	287,438	377,468	(8)	1,829,903
	2016	175,000	—		—	1,653,999	85,723	48		1,914,770
	2015	—	—		—	—	—	—		—

Gary Nafus(9) Former Chief Revenue Officer	2017	204,390	121,875	(10)	974,990	324,996	—	186,621	(11)	1,812,871
	2016	—	—		—	—	—	—		—
	2015	—	—		—	—	—	—		—

Bill Kong (5)(12) Former Executive Vice President, Products and Services	2017	208,365	—		249,993	249,999	—	298,326	(13)	1,006,683
	2016	n/a	n/a		n/a	n/a	n/a	n/a		n/a
	2015	—	—		—	—	—	—		—

(1)                                     Reflects the grant date fair value of stock options awarded to each named executive officer, which have been computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 but (pursuant to SEC regulations). For a description of the assumptions applied in these calculations, see Note 3 and Note 12 to our consolidated financial statements for the year ended December 31, 2017 included in our 2017 Annual Report.

(2)                                     We were a participating employer in the Liberty Interactive 401(k) Savings Plan prior to the Spin-Off, and in July 2016, we adopted our own plan, known as the CommerceHub 401(k) Plan (together with the Liberty Interactive 401(k) Savings Plan, the “401(k) plans”). The participants in the 401(k) plans were able to contribute up to 75% of their eligible compensation on a pre-tax basis to the plans (subject to specified maximums and IRS limits), and we contributed a matching contribution based on the participants’ contributions as set forth in the 401(k) plans (subject to IRS limits). Participant contributions to the 401(k) plans are fully vested upon contribution.

Generally, participants acquire a vested right in Company matching contributions as follows:

Years of Service	Vesting Percentage
Less than 1	0%
1 or more but fewer than 2	50%
2 or more	100%

Included in this column, with respect to each named executive officer, are the following matching contributions made by our Company to the 401(k) plans in 2017, 2016 and 2015:

Name	2017 Amount ($)	2016 Amount ($)	2015 Amount ($)
Francis Poore	16,200	15,900	15,900
Michael Trimarchi	16,200	n/a	—
Richard Jones	16,200	15,900	n/a
John Hinkle	16,200	n/a	n/a
Douglas Wolfson	16,200	n/a	n/a
Mark Greenquist	16,200	—	—
Gary Nafus	14,313	—	—
Bill Kong	10,855	n/a	—

With respect to these matching contributions, four of our named executive officers who contributed to the 401(k) plans in 2015, 2016 and 2017 are fully vested because they had more than two years of service with the Company at the time of the matching contributions.

(3)                                 Included in this column are the following life insurance premiums paid on behalf of each of the named executive officers during 2017, 2016 and 2015:

Name	2017 Amount ($)	2016 Amount ($)	2015 Amount ($)
Francis Poore	48	48	51
Michael Trimarchi	48	n/a	—
Richard Jones	48	48	n/a
John Hinkle	48	n/a	n/a
Douglas Wolfson	48	n/a	n/a
Mark Greenquist	48	48	—
Gary Nafus	24	—	—
Bill Kong	32	n/a	—

(4)                                 Includes (a) $50,000 reimbursed to Mr. Poore in connection with the negotiation of the June 2016 CEO Employment Agreement (defined below) and (b) certain Company-reimbursed travel expenses.

(5)                                 Messrs. Trimarchi, Hinkle, Wolfson and Kong are named executive officers of our Company for the first time.  Mr. Trimarchi’s and Mr. Kong’s compensation for 2016 and Mr. Hinkle’s and Mr. Wolfson’s compensation for 2016 and 2015 have been omitted in reliance upon the SEC’s interpretive guidance.

(6)                                 Mr. Jones was a named executive officer of our Company for the first time in our proxy statement for the 2017 annual meeting of stockholders, and his compensation for 2015 has been omitted in reliance upon the SEC’s interpretive guidance.

(7)                                 Mark Greenquist’s role as Chief Financial Officer and Treasurer of the Company ended on December 14, 2017, following which he remained with the Company in a non-officer advisory capacity through December 31, 2017.

Upon Mr. Greenquist’s termination, other than 76,359 stock options that had vested prior to his termination, all of the listed stock awards and option awards were cancelled.

(8)                                 Includes amounts paid to Mr. Greenquist in connection with the termination of his employment pursuant to his separation and release agreement.  See “—Executive Compensation Arrangements—Mark Greenquist.”

(9)                                 Mr. Nafus served as our Chief Revenue Officer from April 3, 2017 until his departure from our Company on October 30, 2017.  Upon Mr. Nafus’s departure from CommerceHub, all of the listed stock awards and option awards were cancelled.

(10)                          Mr. Nafus’ offer letter provided for a $121,875 advance on his 2017 annual performance bonus, which he was permitted to retain pursuant to his separation and release agreement.  See “—Executive Compensation Arrangements—Gary Nafus.”

(11)                          Includes amounts paid to Mr. Nafus in connection with his departure from CommerceHub pursuant to his separation and release agreement. See “—Executive Compensation Arrangements—Gary Nafus.”

(12)                          Mr. Kong served as our Executive Vice President, Products and Services until his departure from our Company on September 19, 2017.  Upon Mr. Kong’s departure from CommerceHub, other than 32,725 stock options that had vested and had been exercised prior to his departure, all of the listed stock awards and option awards were cancelled.

(13)                        Includes amounts of $67,869 paid in 2017 and $203,608 paid in 2018 to Mr. Kong in connection with his departure from CommerceHub pursuant to his separation and release agreement. See “—Executive Compensation Arrangements—Bill Kong.”

Executive Compensation Arrangements

We have entered into employment agreements or offer letters with each of our named executive officers. These arrangements provide, or provided, for at-will employment and generally include, or included, the named executive officer’s initial base salary and an indication of eligibility for an annual cash bonus and equity awards. The material terms of the employment arrangements of each named executive officer in effect during 2017 are described below.

Francis Poore

Converted CEO Award

As discussed in “—Compensation Discussion and Analysis” above, the SARs previously granted to Mr. Poore in January 2011 were converted into the Converted CEO Award in July 2016 and fully vested in January 2017 following the achievement of the revenue milestone specified in the award agreement. The Converted CEO Award expires on January 10, 2021.  The other terms of the Converted CEO Award are governed by the legacy SAR plan.

2016 CEO Employment Agreement

On June 25, 2016, Liberty Interactive’s compensation committee approved a new compensation arrangement with Mr. Poore, which was memorialized in a definitive employment agreement between CommerceHub and Mr. Poore, dated effective as of June 28, 2016 (the “2016 CEO Employment Agreement”). The term of Mr. Poore’s employment would have expired on January 10, 2017 pursuant to the amended terms of Mr. Poore’s prior employment agreement if we or Mr. Poore had provided a notice of termination at least 60 days before such date. Regardless of whether the Spin-Off was completed, we wished to retain Mr. Poore’s service as our President and Chief Executive Officer beyond January 10, 2017 and began negotiating a new employment agreement to incent Mr. Poore to remain with our Company. In addition, consistent with our compensation philosophy, we believed that a new grant of equity would be instrumental to retaining Mr. Poore’s services on a long-term basis.

The 2016 CEO Employment Agreement provides for a four-year employment term ending on June 27, 2020

(the “CEO Employment Period”), with an initial annual base salary of $400,000, an annual target cash bonus equal to 100% of the applicable year’s base salary beginning in 2017, the CEO Multi-Year Awards (as defined below) and other customary benefits and terms. The 2016 CEO Employment Agreement also increased Mr. Poore’s maximum annual bonus under the 2017 bonus program described above from 75% of his base salary to 100% of his base salary.

In connection with the approval of the terms of the 2016 CEO Employment Agreement, Liberty Interactive’s compensation committee also approved a one-time grant of 1,057,048 SARs to Mr. Poore pursuant to the 2010 SAR plan, which had an initial exercise price of $35.64 per SAR. In connection with the Spin-Off, pursuant to the antidilution provisions of the 2010 SAR plan, this grant was converted into stock options to purchase 2,306,155 CHUBK shares at an exercise price of $16.34 per share (the “CEO Multi-Year Awards”). 25% of the CEO Multi-Year Awards vested on June 28, 2017 (the “First Vesting Date”), with 1/36 of the remaining options vesting on each monthly anniversary of the First Vesting Date and the last 1/36 of the remaining options vesting on June 27, 2020, in each case subject to Mr. Poore being employed by us on the applicable vesting date. The CEO Multi-Year Awards have a term of ten years. We discuss the other terms of the CEO Multi-Year Awards below, which are governed by the award agreement relating to the CEO Multi-Year Awards and the legacy SAR plan.

In addition, the 2016 CEO Employment Agreement and the award agreements relating to Mr. Poore’s equity awards provide for certain compensation and benefits following a termination of employment or change in control, which are described in “—Potential Payments upon Termination or Change in Control” below.

Michael Trimarchi

In connection with Mr. Trimarchi joining our Company as Chief Accounting Officer in May 2016, we provided him with an offer letter establishing the terms of his employment, including his compensation. His offer letter provided for (i) an annual base salary of $300,000, (ii) an annual bonus target of 60% of base salary, subject to 100% achievement of performance goals, and (iii) a grant of time-vesting SARs with a Black-Scholes value of $500,000 and a grant of performance-based SARs with a Black-Scholes value of $100,000.  In connection with the Spin-Off, pursuant to the antidilution provisions of the 2010 SAR plan, Mr. Trimarchi’s time-vesting SAR awards were converted into time-vesting stock options to purchase 93,633 CHUBK shares at an exercise price of $16.34 per share (the “Converted Trimarchi Time-Vesting Award”). These stock options vest in equal annual installments on the first four anniversaries of the May 19, 2016 grant date, subject to Mr. Trimarchi being employed by us on the applicable vesting date, and have a term of 10 years. Additionally, Mr. Trimarchi’s performance-based SAR awards were converted into performance-based stock options to purchase 18,727 CHUBK shares at an exercise price of $16.34 per share (the “Converted Trimarchi Performance-Based Award” and, together with the Converted Trimarchi Time-Vesting Award, the “Converted Trimarchi Awards”).  These stock options were subject to the Company’s satisfaction of certain performance criteria that were subsequently met, resulting in the vesting of the option award on March 1, 2018. The other terms of the foregoing stock options are governed by the legacy SAR plan.

In March 2017, our compensation committee granted Mr. Trimarchi 61,103 stock options with an exercise price of $16.30 and 26,840 RSUs, in each case relating to CHUBK shares (the “2017 Trimarchi Awards”).  The 2017 Trimarchi Awards vest in equal annual installments on each of the first four anniversaries of the March 15, 2017 grant date, subject to Mr. Trimarchi being employed by us on the applicable vesting date, and the stock options expire on March 15, 2027.

On May 9, 2017, Mr. Trimarchi was promoted to the role of Chief Commercial Officer.  In connection with that promotion, the compensation committee increased Mr. Trimarchi’s annual base salary to $350,000 and his annual bonus target to 75% of base salary.

In December 2017, Mr. Trimarchi was promoted to the additional roles of Chief Financial Officer and Treasurer.  In connection with that promotion, the compensation committee increased Mr. Trimarchi’s annual base salary to $365,000 and his annual bonus target to 80% of base salary.  However, as the change occurred late in the year, management did not utilize the increased rate for determining Mr. Trimarchi’s 2017 bonus.

The award agreements governing Mr. Trimarchi’s equity awards provide for certain compensation and benefits following a termination of employment which are described in “—Potential Payments upon Termination or Change in Control” below.

Richard Jones

Converted CTO Awards

As discussed in “—Compensation Discussion and Analysis” above, the SARs previously granted to Mr. Jones in January 2011 were converted into the Converted 2011 CTO Award in July 2016 and fully vested in January 2017 following the achievement of the revenue milestone specified in the award agreement.  The Converted 2011 CTO Award expires on January 14, 2021. The other terms of the Converted 2011 CTO Award are governed by the legacy SAR plan.

In accordance with a 2013 amendment to his prior employment agreement, Mr. Jones received an award of 100,000 SARs vesting in four equal installments on each of the first four anniversaries of the May 10, 2013 grant date. At the time of the Spin-Off, there was one installment of this award that was unexercised, which was converted in connection with the Spin-Off into stock options to purchase 54,542 CHUBK shares at an exercise price of $6.25 per share (the “Converted 2013 CTO Award” and, together with the Converted 2011 CTO Award, the “Converted CTO Awards”) pursuant to the antidilution provisions of the 2010 SAR plan. This award vested on May 10, 2017 and expires on May 10, 2023. The other terms of the Converted 2013 CTO Award are governed by the legacy SAR plan.

2016 CTO Employment Agreement

In July 2016, we entered into an amended and restated employment agreement with Mr. Jones (the “2016 CTO Employment Agreement”) that replaced his prior amended employment agreement. The 2016 CTO Employment Agreement provides for (i) a four-and-a-half-year employment term from July 20, 2016 to January 20, 2021, (ii) an annual base salary of $300,000, (iii) an annual bonus of up to a maximum of 50% of base salary commencing with the 2016 annual bonus and (iv) a grant of 300,429 SARs, which had an initial exercise price of $35.64 per SAR. In connection with the Spin-Off, pursuant to the antidilution provisions of the 2010 SAR plan, Mr. Jones’s 2016 SAR award was converted into stock options to purchase 655,444 CHUBK shares at an exercise price of $16.34 per share (the “CTO Multi-Year Awards”).  The CTO Multi-Year Awards have a term of 10 years and vest in 22.22% installments on each of the first three anniversaries of the July 20, 2016 grant date and in a final 33.34% installment on January 20, 2021, subject to Mr. Jones being employed by us on the applicable vesting date. The other terms of these stock options are governed by the legacy SAR plan.

In addition, as described below, the 2016 CTO Employment Agreement and the award agreements relating to Mr. Jones’s equity awards provide for certain compensation and benefits following a termination of employment or change in control, which are described in “—Potential Payments upon Termination or Change in Control” below.

John Hinkle

In connection with Mr. Hinkle joining CommerceHub as Executive Vice President, Production Systems in June 2013, the Company and Mr. Hinkle executed an offer letter establishing the terms of his employment.  In October 2013, we provided Mr. Hinkle with a grant of 25,000 time-vesting SARs (the “2013 Hinkle SARs”). In July 2016, the offer letter and the terms of his employment were amended to provide for: (i) an annual base salary of $255,000, (ii) an annual bonus target of 40% of base salary, subject to achievement of performance goals, and (iii) an additional grant of 28,970 time-vesting SARs (the “2016 Hinkle SARs”). In connection with the Spin-Off, pursuant to the antidilution provisions of the 2010 SAR plan, the then-outstanding 2013 Hinkle SARs were converted into stock options to purchase 39,270 CHUBK shares at an exercise price of $6.25 per share. These stock options expire on October 7, 2023 and vested prior to December 31, 2017. Additionally, the 2016 Hinkle SARs were converted into stock options to purchase 63,203 CHUBK shares at an exercise price of $16.34 per share. These stock options expire on July 20, 2026 and vest in 22.22% installments on each of the first three anniversaries of the July 20, 2016 grant date and in a final 33.34% installment on January 20, 2021, subject to Mr. Hinkle being employed by us on the applicable vesting date. We refer to the foregoing stock options collectively as the “Converted Hinkle Awards.”  The other terms of the Converted Hinkle Awards are governed by the legacy SAR plan.

In November 2016, our compensation committee granted Mr. Hinkle 17,156 stock options to purchase CHUBK shares with an exercise price of $14.33 per share (the “2016 Hinkle Award”).  The stock options expire on November 9, 2026 and vest in equal annual installments on the first four anniversaries of the November 9, 2016 grant date, subject to Mr. Hinkle being employed by us on the applicable vesting date.

In March 2017, our compensation committee granted Mr. Hinkle 43,645 stock options with an exercise price of $16.30 and 19,171 RSUs, in each case relating to CHUBK shares (the “March 2017 Hinkle Awards”).  The March 2017 Hinkle Awards vest in equal annual installments on the first four anniversaries of the March 15, 2017 grant date, subject to Mr. Hinkle being employed by us on the applicable vesting date, and the stock options expire on March 15, 2027.

In October 2016, Mr. Hinkle’s annual base salary was increased to $275,000.  Then, in March 2017, the compensation committee increased Mr. Hinkle’s annual base salary to $285,000 and his annual bonus target to 45% of base salary as a cost of living adjustment.  Additionally, in May 2017, in connection with certain internal organizational changes and Mr. Hinkle’s assumption of responsibility for our Company’s software engineering organization, the compensation committee increased Mr. Hinkle’s base salary to $325,000 and his annual bonus target to 50% of base salary, and granted Mr. Hinkle 4,400 stock options with an exercise price of $17.34 and 1,903 RSUs, in each case relating to CHUBK shares (the “May 2017 Hinkle Awards” and, together with the 2016 Hinkle Award and the March 2017 Hinkle Awards, the “2016-2017 Hinkle Awards”).  The May 2017 Hinkle Awards vest in equal annual installments on the first four anniversaries of the May 25, 2017 grant date, subject to Mr. Hinkle being employed by us on the applicable vesting date, and the stock options expire on May 25, 2027.

The award agreements governing Mr. Hinkle’s equity awards provide for certain compensation and benefits following a termination of employment which are described in “—Potential Payments upon Termination or Change in Control” below.

Douglas Wolfson

In connection with Mr. Wolfson joining CommerceHub as Vice President and General Counsel in March 2014, the Company and Mr. Wolfson executed an offer letter establishing the terms of his employment.  At that time, Mr. Wolfson received a grant of 10,000 time-vesting SARs (the “2014 Wolfson SARs”).  In January 2015, Mr. Wolfson received an additional grant of 10,000 time-vesting SARs (the “2015 Wolfson SARs”).  In July 2016, the prior offer letter and the terms of Mr. Wolfson’s employment were amended to provide for: (i) an annual base salary of $275,000, (ii) an annual bonus target of 45% of base salary, subject to achievement of performance goals and (iii) an additional grant of 86,910 time-vesting SARs (the “2016 Wolfson SARs”).  In connection with the Spin-Off, pursuant to the antidilution provisions of the 2010 SAR plan: (i) the then-outstanding 2014 Wolfson SARs were converted into stock options to purchase 10,908 CHUBK shares with an exercise price of $8.22, which expire on March 26, 2024 and vested in 50% installments on each of March 26, 2017 and 2018, subject to Mr. Wolfson being employed by us on the applicable vesting date; (ii) the then-outstanding 2015 Wolfson SARs were converted into stock options to purchase 16,362 CHUBK shares with an exercise price of $10.74, which expire on January 29, 2025 and vest in one-third installments on each of January 29, 2017, 2018 and 2019, subject to Mr. Wolfson being employed by us on the applicable vesting date; and (iii) the 2016 Wolfson SARs were converted into stock options to purchase 189,611 CHUBK shares with an exercise price of $16.34, which expire on July 20, 2026 and vest in 22.22% installments on each of the first three anniversaries of the July 20, 2016 grant date and in a final 33.34% installment on January 20, 2021, subject to Mr. Wolfson being employed by us on the applicable vesting date (the “Converted 2016 Wolfson Award”). We refer to the foregoing stock options collectively as the “Converted Wolfson Awards.” The other terms of the Converted Wolfson Awards are governed by the legacy SAR plan.

In March 2017, our compensation committee granted Mr. Wolfson 48,882 stock options with an exercise price of $16.30 and 27,472 RSUs, in each case relating to CHUBK shares (the “2017 Wolfson Awards”).  The 2017 Wolfson Awards vest in equal annual installments on the first four anniversaries of the March 15, 2017 grant date, subject to Mr. Wolfson being employed by us on the applicable vesting date, and the stock options expire on March 15, 2027.  Also in March 2017, the compensation committee increased Mr. Wolfson’s annual base salary to $285,000.

The award agreements governing Mr. Wolfson’s equity awards provide for certain compensation and benefits following a termination of employment which are described in “—Potential Payments upon Termination or Change in Control” below.

Mark Greenquist

In connection with Mr. Greenquist joining CommerceHub as Chief Financial Officer and Treasurer in June 2016, the Company and Mr. Greenquist executed an offer letter establishing the terms of his employment, including his compensation. His offer letter provided for (i) an annual base salary of $350,000, (ii) an annual bonus target of 75% of base salary, subject to 100% achievement of performance goals, and (iii) a grant of 140,000 time-vesting SARs (the “2016 Greenquist SARs”). In connection with the Spin-Off, pursuant to the antidilution provisions of the 2010 SAR plan, the 2016 Greenquist SARs were converted into stock options to purchase 305,437 CHUBK shares at an exercise price of $16.34 per share (the “Converted Greenquist Award”). These stock options were scheduled to vest in equal annual installments on the first four anniversaries of the July 20, 2016 grant date, subject to Mr. Greenquist being employed by us on the applicable vesting date, and had a term of 10 years. The other terms of these stock options are governed by the legacy SAR plan.

In March 2017, our compensation committee granted Mr. Greenquist 56,913 stock options with an exercise price of $16.30 and 25,000 RSUs, in each case relating to CHUBK shares (the “2017 Greenquist Awards” and, together with the Converted Greenquist Award, the “Greenquist Awards”).  The 2017 Greenquist Awards were scheduled to vest in equal annual installments on the first four anniversaries of the March 15, 2017 grant date, subject to Mr. Greenquist being employed by us on the applicable vesting date, and the stock options were scheduled to expire on March 15, 2027.

On December 14, 2017, we entered into a separation and release agreement with Mr. Greenquist that provided for (i) a severance payment of $350,000, (ii) payment for accrued but unused vacation time and (iii) reimbursement for continued health care coverage pursuant to COBRA until the date that he receives equivalent coverage from a new employer or December 31, 2018, in exchange, in part, for a general release of claims.  Pursuant to the agreement, Mr. Greenquist’s role as Chief Financial Officer and Treasurer of the Company ended effective immediately, following which he remained with the Company in a non-officer advisory capacity through December 31, 2017.  Also pursuant to the agreement, Mr. Greenquist remained eligible to earn a cash bonus under the Company’s 2017 executive bonus program calculated in accordance with the manner in which such bonus would have been calculated and paid pursuant to the 2017 executive bonus program, but without discretionary adjustment for individual performance had he remained employed as an executive officer through the date on which such 2017 annual bonus is paid to the other members of the executive team.  In connection with the termination of Mr. Greenquist’s employment, all unvested Greenquist Awards were cancelled.

The award agreement governing Mr. Greenquist’s vested equity awards as of December 31, 2017 provided for certain rights following a termination of employment which are described in “—Potential Payments upon Termination or Change in Control” below.

Gary Nafus

In connection with Mr. Nafus joining CommerceHub as Chief Revenue Officer in April 2017, the Company and Mr. Nafus executed an offer letter establishing the terms of his employment, including his compensation. His offer letter provided for: (i) an annual base salary of $350,000, (ii) an annual bonus target of 75% of base salary, subject to 100% achievement of performance goals, (iii) the prepayment of $121,875 of the target annual bonus for 2017, and (iv) grants of 45,264 stock options with an exercise price of $16.48 and 59,162 RSUs, in each case relating to CHUBK shares.  These awards were scheduled to vest in equal annual installments on the first four anniversaries of Mr. Nafus’s April 3, 2017 employment start date, subject to Mr. Nafus being employed by us on the applicable vesting date, and the stock options were scheduled to expire on May 10, 2027.

We and Mr. Nafus entered in a separation and release agreement, dated as of October 26, 2017, in connection with his departure from CommerceHub effective October 30, 2017.  The agreement provided that he would receive (i) a severance payment of $160,000, (ii) payment for accrued but unused vacation time and (iii) reimbursement for continued health care coverage pursuant to COBRA until the date that he receives equivalent coverage from a new employer or November 30, 2018, in exchange, in part, for a general release of claims.  Also pursuant to the agreement, he would not be required to repay the $121,875 advance on his annual performance bonus.  In connection with Mr. Nafus’s departure from CommerceHub, all of his equity awards, none of which had vested, were cancelled.

Bill Kong

In connection with Mr. Kong joining CommerceHub as Executive Vice President, Products and Services in May 2016, the Company and Mr. Kong executed an offer letter establishing the terms of his employment, including his compensation. His offer letter provided for: (i) an annual base salary of $275,000, (ii) an annual bonus target of 40% of base salary, subject to 100% achievement of performance goals, and (iii) a grant of 60,000 time-vesting SARs.  In connection with the Spin-Off, pursuant to the antidilution provisions of the 2010 SAR plan, Mr. Kong’s SAR award was converted into stock options to purchase 130,901 CHUBK shares at an exercise price of $16.34 per share (the “Converted Kong Awards”). The Converted Kong Awards were scheduled to vest in equal annual installments on the first four anniversaries of the May 19, 2016 grant date, subject to Mr. Kong being employed by us on the applicable vesting date, and they had a term of 10 years. The other terms of the Converted Kong Awards were governed by the legacy SAR plan.

In March 2017, our compensation committee granted Mr. Kong 34,916 stock options with an exercise price of $16.30 and 15,337 RSUs, in each case relating to CHUBK shares (the “2017 Kong Awards” and, together with the Converted Kong Awards, the “Kong Awards”).  The 2017 Kong Awards were scheduled to vest in equal annual installments on the first four anniversaries of the March 15, 2017 grant date, subject to Mr. Kong being employed by us on the applicable vesting date, and the stock options were scheduled to expire on March 15, 2017.

We and Mr. Kong entered in a separation and release agreement, dated as of September 25, 2017, in connection with his departure from CommerceHub effective September 19, 2017. The agreement provided that he would receive (i) a severance payment of $271,477, (ii) payment for accrued but unused vacation time and (iii) reimbursement for continued health care coverage pursuant to COBRA through September 30, 2018, in exchange, in part, for a general release of claims. In connection with Mr. Kong’s departure from CommerceHub, all unvested Kong Awards were cancelled.

Equity Award Grant Policy

In December 2016, the compensation committee approved an equity award grant policy setting fixed grant dates, subject to compliance with our insider trading policy, to ensure the integrity of our award granting process. Generally, annual equity award grants to our executive officers and other employees who participate in our equity incentive programs from time to time are made on March 15 of each year, and any change or exception to this annual grant date must be approved by our board of directors or the compensation committee. Outside of these annual awards, other equity award grants to our non-executive employees and independent contractors, including in connection with new hirings and promotions or other special recognition situations, are generally made (pursuant to a delegation of authority approved by the compensation committee) by our award committee or the chair of the compensation committee on March 15, June 15, September 15 and December 15 of each year. Any grants made pursuant to this delegation of authority are reported to the compensation committee at its next regular meeting.

Annual equity awards to our nonemployee directors are made each year by our board of directors on or as of the date of our annual meeting of stockholders, and any exceptions to this annual grant date must be approved by our board of directors. In addition, grants to new nonemployee directors appointed by our board to fill a vacancy will generally be made on the date of the new director’s appointment to our board. The equity award grant policy also permits transaction-related equity award grants to be made as of the closing date of the applicable transaction or, if later, the date on which the recipient begins employment or other service with our Company, and also permits for certain other equity award grants to be made during non-blackout periods under our insider trading policy.

Equity Incentive Plans in which our Named Executive Officers Participate

Second Amended and Restated CommerceHub, Inc. 2016 Omnibus Incentive Plan

The incentive plan is designed to provide additional remuneration to executive officers and other employees of our Company, our nonemployee directors and independent contractors, and to encourage their investment in our capital stock, thereby increasing their proprietary interest in our business. Non-qualified stock options, SARs, restricted shares, RSUs, cash awards, performance awards or any combination of the foregoing may be granted under the incentive plan. As of January 1, 2018, the maximum number of shares of our common stock with respect to which awards may be granted is 17,520,024, which reflects the original 13,200,000 shares of common stock, plus the increased shares in 2018 and 2017 (as described below), subject to antidilution and other adjustment provisions of the incentive plan. The number of shares available for issuance will be increased on the first day of every calendar year beginning in 2017 in an amount equal to (i) 5% of the outstanding shares of our common stock on the last day of the immediately preceding calendar year or (ii) such number of shares of our common stock determined by the board of directors.  With limited exceptions, under the incentive plan, no employee or independent contractor may be granted in any calendar year awards of stock options or SARs covering more than 3,000,000 shares of our common stock, subject to antidilution and other adjustment provisions of the incentive plan, or may receive payments for cash awards in excess of $4.0 million. No nonemployee director may be granted, during any calendar year, awards having a value (as determined on the grant date of such award) in excess of $1.0 million, increased to $2.0 million in connection with such nonemployee director’s initial year of service on our board of directors.  Shares of our common stock issuable pursuant to awards will be made available from either authorized but unissued shares or shares of our common stock that we have issued but reacquired, including shares purchased in the open market. Awards granted to our executive officers and other employees and independent contractors under the incentive plan are administered by the compensation committee of our board of directors, and awards granted to nonemployee directors are administered by our full board of directors. Our compensation committee has delegated authority to grant awards to the chair of the compensation committee and to the award committee, in each case solely with respect to awards to our non-executive employees and within certain parameters established by our compensation committee.

Legacy SAR Plan

All of the option awards with respect to shares of CHUBK that were issued to holders of SARs relating to common stock of CTI as a result of the Spin-Off were issued pursuant to the legacy SAR plan. The legacy SAR plan governs the terms and conditions of these option awards but will not be used to make any grants following the Spin-Off.

Grants of Plan-Based Awards

The following table contains information regarding plan-based incentive awards granted during the year ended December 31, 2017 to our named executive officers.

		Committee		Estimated Future Payouts under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Options
Name	Grant Date	Action Date		Threshold ($)(1)	Target ($)(2)	Maximum ($)(2)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Awards ($)

Francis Poore
	3/10/2017		(3)	—	400,000	600,000	—	—	—	—

Michael Trimarchi
	3/10/2017		(3)(5)	—	262,500	393,750	—	—	—	—
CHUBK	3/15/2017	3/10/2017	(4)	—	—	—	—	61,103	16.30	437,497
CHUBK	3/15/2017	3/10/2017	(4)	—	—	—	26,840	—	—	437,492

Richard Jones
	3/10/2017			—	150,000	150,000	—	—	—	—

John Hinkle
	3/10/2017		(3)(6)	—	162,500	243,750	—	—	—	—
CHUBK	3/15/2017	3/10/2017	(4)	—	—	—	—	43,645	16.30	312,498
CHUBK	5/25/2017		(7)	—	—	—	—	4,400	17.34	33,000
CHUBK	3/15/2017	3/10/2017	(4)	—	—	—	19,171	—	—	312,487
CHUBK	5/25/2017		(7)	—	—	—	1,903	—	—	32,998

Douglas Wolfson
	3/10/2017		(3)	—	128,250	192,375	—	—	—	—
CHUBK	3/15/2017	3/10/2017	(4)	—	—	—	—	48,882	16.30	349,995
CHUBK	3/15/2017	3/10/2017	(4)	—	—	—	21,472	—	—	349,994

Mark Greenquist
	3/10/2017		(3)	—	262,500	393,750	—	—	—	—
CHUBK	3/15/2017	3/10/2017	(4)	—	—	—	—	56,913	16.30	407,497
CHUBK	3/15/2017	3/10/2017	(4)	—	—	—	25,000	—	—	407,500

Gary Nafus
	3/30/2017		(8)	—	262,500	393,750	—	—	—	—
CHUBK	5/10/2017	3/30/2017	(8)	—	—	—	—	45,264	16.48	342,996
CHUBK	5/10/2017	3/30/2017	(8)	—	—	—	59,162	—	—	974,990

Bill Kong
	3/10/2017		(3)	—	110,000	165,000	—	—	—	—
CHUBK	3/15/2017	3/10/2017	(4)	—	—	—	—	34,916	16.30	249,999
CHUBK	3/15/2017	3/10/2017	(4)	—	—	—	15,337	—	—	249,993

(1)         Our 2017 performance-based bonus program does not provide for a threshold bonus amount.

(2)         Represents the target and maximum bonus amounts payable under the 2017 executive bonus program, as determined by the compensation committee. See “—Compensation Discussion and Analysis—Elements of 2017 Executive Compensation—2017 Executive Bonus Program.”  For the actual bonuses paid by our Company, see the amounts included for 2017 in the column entitled Non-Equity Incentive Plan Compensation in “—Summary Compensation Table” above.

(3)         Reflects the date on which our compensation committee established the terms of the 2017 executive bonus program, as described in “—Compensation Discussion and Analysis—Elements of 2017 Executive Compensation—2017 Executive Bonus Program” above.

(4)         Reflects the date on which our compensation committee approved the 2017 awards of stock options and RSUs granted to Messrs. Trimarchi, Hinkle, Wolfson, Greenquist and Kong.

(5)         Mr. Trimarchi’s target/minimum non-equity incentive plan award was increased from $180,000 to $262,500 in May 2017 as a result of his promotion to the role of Chief Commercial Officer, and from $262,500 to $292,000 in December 2017 as a result of his further promotion to the additional roles of Chief Financial Officer and Treasurer. However, the December 2017 increase was not given effect for the 2017 executive bonus plan payout because it occurred near the end of the year.

(6)         Mr. Hinkle’s target/maximum non-equity incentive plan award was increased from $128,250 to $162,500 in May 2017 in connection with certain internal organizational changes and Mr. Hinkle’s assumption of responsibility for our Company’s software engineering organization.

(7)         Reflects the date on which the compensation committee approved the grant to Mr. Hinkle of additional RSUs and option awards, as described in “—Compensation and Analysis—Elements of 2017 Executive Compensation—2017 Equity Awards.”

(8)         Reflects the date on which the compensation committee approved Mr. Nafus’s non-equity incentive plan award target and the grant of Mr. Nafus’ 2017 RSUs and option awards, as described in “—Compensation Discussion and Analysis—Elements of Executive Compensation—2017 Equity Awards.”

Outstanding Equity Awards at Fiscal Year-End

The following table contains information regarding unexercised options and unvested awards of RSUs which were outstanding as of December 31, 2017 and held by the named executive officers.

	Option awards							Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)		Option exercise price ($)	Option expiration date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)

Francis Poore
Option Awards
2011CHUBK Award	763,593	—		—		2.65	1/10/2021	—		—
2016 CHUBK Award	864,809	1,441,347	(1)	—		16.34	6/28/2026	—		—

Michael Trimarchi
Option Awards
2016 CHUBK Award	23,408	70,225	(2)	—		16.34	5/19/2026	—		—
2016 CHUBK Award	—	—		18,727	(3)	16.34	5/19/2026	—		—
2017 CHUBK Award	—	61,103	(4)	—		16.30	3/15/2027	—		—

RSU Award
2017 CHUBK Award	—	—		—		—	—	26,840	(4)	552,636

Richard Jones
Option Awards
2011 CHUBK Award	174,535	—		—		2.66	1/14/2021	—		—
2013 CHUBK Award	54,542	—		—		6.25	5/10/2023	—		—
2016 CHUBK Award	145,639	509,805	(5)	—		16.34	7/20/2026	—		—

John Hinkle
Option Awards
2013 CHUBK Award	39,270	—		—		6.25	10/07/2023	—		—
2016 CHUBK Award	14,043	49,160	(5)	—		16.34	7/20/2026	—		—
2016 CHUBK Award	4,289	12,867	(6)	—		14.33	11/09/2026	—		—
2017 CHUBK Award	—	43,645	(4)	—		16.30	3/15/2027	—		—
2017 CHUBK Award	—	4,400	(7)	—		17.34	5/25/2027	—		—

RSU Awards
2017 CHUBK Award	—	—		—		—	—	19,171	(4)	394,731
2017 CHUBK Award	—	—		—		—	—	1,903	(7)	39,183

Douglas Wolfson
Option Awards
2014 CHUBK Award	5,454	5,454	(8)	—		8.22	3/26/2024	—		—
2015 CHUBK Award	5,454	10,908	(9)	—		10.74	1/29/2025	—		—
2016 CHUBK Award	42,131	147,480	(5)	—		16.34	7/20/2026	—		—
2017 CHUBK Award	—	48,882	(4)	—		16.30	3/15/2027	—		—

RSU Award
2017 CHUBK Award	—	—		—		—	—	21,472	(4)	442,108

Mark Greenquist
Option Award
2016 CHUBK Award	76,359	—		—		16.34	3/31/2018	—		—

Gary Nafus(10)	—	—		—		—	—	—		—

Bill Kong(10)	—	—		—		—	—	—		—

(1)                                  25% of the options vested on the First Vesting Date, and 1/36 of the remaining options vest on each monthly anniversary of the First Vesting Date. As of December 31, 2017, 6/36 of the remaining options had vested, leaving 30/36 of the remaining options unvested.

(2)                                  25% of the options vested on May 19, 2017.  The remainder vests in three equal installments on each of May 19, 2018, May 19, 2019 and May 19, 2020.

(3)                                  The option award is subject to the Company’s satisfaction of certain performance criteria. The performance criteria were met, resulting in the vesting of the option award on March 1, 2018.

(4)                                  Vests in four equal annual installments on each anniversary of the March 15, 2017 grant date.

(5)                                  22.22% of this award vested on July 20, 2017.  An additional 22.22% of this award vests on each of July 20, 2018 and July 20, 2019, and the final 33.34% of this award vests on January 20, 2021.

(6)                                  25% of the options vested on November 9, 2017.  The remainder vests in three equal installments on each of November 9, 2018, November 9, 2019 and November 9, 2020.

(7)                                  Vests in four equal annual installments on each anniversary of the May 25, 2017 grant date.

(8)                                  50% of the options vested on March 26, 2017.  The remaining 50% vests on March 26, 2018.

(9)                                  One-third of the options vested on January 29, 2017.  The remainder vests in two equal installments on each of January 29, 2018 and January 29, 2019.

(10)                            Messrs. Nafus and Kong did not have any outstanding equity awards as of December 31, 2017.

Option Exercises and Stock Vested

The following table sets forth information concerning the exercise of vested options held by our named executive officers during the year ended December 31, 2017. None of our named executive officers other than Bill Kong exercised vested options during the year ended December 31, 2017. None of our named executive officers had any stock awards, including restricted stock, RSUs and similar instruments, that vested during the year ended December 31, 2017.

	Option Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)

Bill Kong
CHUBK	32,725	87,703

Potential Payments upon Termination or a Change in Control

The below discussion relates to the employment arrangements of our named executive officers other than Messrs. Greenquist, Nafus and Kong, each of whom departed from CommerceHub during 2017 and entered into a separation and release agreement with us.  The severance arrangements pursuant to the respective separation and release agreements for each of Messrs. Greenquist, Nafus and Kong are described above in “—Executive Compensation Arrangements.”

The table following the below discussion sets forth the potential payments to our named executive officers if their employment with our Company were to have terminated or a change in control were to have occurred, in each case, as of December 29, 2017, which was the last business day of our last completed fiscal year. The circumstances giving rise to these potential payments and a brief summary of the provisions governing their payout are described below and in the footnotes to the table.

Francis Poore

The 2016 CEO Employment Agreement provides for the following payments, acceleration of vesting and benefits, depending on the reason for Mr. Poore’s termination of employment or whether a change in control has occurred.  Except as described below, Mr. Poore is not entitled to any payments or benefits upon a termination of his employment or a change in control.

Termination for Cause.  If Mr. Poore is terminated for cause (as defined in the 2016 CEO Employment Agreement), he will be entitled to his accrued unpaid base salary, accrued unused paid time off, unpaid expense reimbursement, amounts accrued under our employee benefit plans and programs as of the date of termination that are required under the terms of such plans to be paid to Mr. Poore notwithstanding his termination, and any other amounts due under applicable law (collectively, the “Standard Entitlements”).  In addition, he will immediately forfeit his Converted CEO Award and the unvested portion of his CEO Multi-Year Awards, and the vested, unexercised portion of his CEO Multi-Year Awards will remain exercisable for 90 days following the date of such termination, but in no event past the original term of such awards.

Termination for Good Reason or without Cause.  If, during the CEO Employment Period, Mr. Poore is terminated without cause or resigns for good reason (as defined in the 2016 CEO Employment Agreement), he is entitled to: (i) the Standard Entitlements, (ii) a salary continuation severance payment equal to two times his annual base salary, to be paid in 24 equal payroll installments, (iii) an additional lump sum severance payment equal to a pro rata portion of his annual base salary based on the number of days he was employed during the year of termination (the “Additional Payment”), (iv) any annual cash bonus that has been declared as of the date of the termination with respect to the prior calendar year and which has not yet been paid (“Unpaid Bonus”), (v) if he elects continued coverage under our medical plan(s), the applicable premium required for COBRA continuation coverage for Mr. Poore and his spouse and eligible dependents (as applicable), until the earlier of (a) the date he receives equivalent coverage from a successor employer and (b) the first anniversary of the date of termination, and (vi) continued participation in any life insurance plan (if permitted under such plan) until the earlier of (a) the date he receives equivalent coverage from a successor employer and (b) the first anniversary of the date of termination.

If Mr. Poore is terminated without cause or resigns for good reason during the CEO Employment Period, a pro rata portion of the unvested CEO Multi-Year Awards will accelerate and vest based on the number obtained by dividing (x) the number of days between June 28, 2016 and the date of his termination plus 548 calendar days by (y) the total number of days in the vesting period established by the award agreement relating to the CEO Multi-Year Awards (not to exceed the total number of unvested CEO Multi-Year Awards at such time).

Additionally, Mr. Poore may exercise the Converted CEO Award until the one-year anniversary of the date of termination.

As a condition to Mr. Poore’s receipt of any severance payments or benefits (aside from the Standard Entitlements) following his termination without cause or for good reason, as well as to any acceleration of vesting or extension of exercise periods for the CEO Multi-Year Awards described above in connection with a termination without cause or for good reason, Mr. Poore must execute a severance agreement and general release in accordance with the procedures set forth in the 2016 CEO Employment Agreement. Mr. Poore’s receipt and retention of severance benefits (aside from the Standard Entitlements) upon any termination of employment is also conditioned on his compliance with the post-termination non-compete, non-disclosure and non-interference restrictions in his employment agreement, which generally continue for two years following a termination of his employment.

Voluntary Termination without Good Reason.  If, during the CEO Employment Period, Mr. Poore terminates his employment without good reason, he will receive the Standard Entitlements and will immediately forfeit the unvested portion of his CEO Multi-Year Awards.  The vested, unexercised portion of the CEO Multi-Year Awards will remain exercisable for 120 days following the date of such termination, but in no event past the original term of such awards. Additionally, Mr. Poore may exercise the Converted CEO Award until the one-year anniversary of the date of termination.

Termination due to Death or Disability.  If Mr. Poore’s employment terminates during the CEO Employment Period due to death or disability (as defined in the 2016 CEO Employment Agreement), he is entitled to the Standard Entitlements, Unpaid Bonus, a lump-sum severance payment equal to his annual base salary, the Additional Payment and accelerated vesting of any unvested CEO Multi-Year Awards. All of the vested CEO Multi-Year Awards (after giving effect to such acceleration) will remain exercisable for two years following the date of termination, but in no event past the original term of such awards. Additionally, Mr. Poore may exercise the Converted CEO Award until the one-year anniversary of the date of termination.

Change in Control.  If a change in control occurs at any time during the CEO Employment Period (aside from a change in control in which Mr. Poore’s employment is terminated without cause or for good reason within 90 days preceding or concurrently with such change in control) and, following such transaction, (i) the CEO Multi-Year Awards do not (x) continue to be outstanding and governed by the legacy SAR plan and (y) remain contractually enforceable against us or our successor and (ii) the compensation committee has not taken equitable action to replace the CEO Multi-Year Awards with equivalent new awards or have the successor entity assume the CEO Multi-Year Awards (the “Award Conditions”), all of the outstanding unvested CEO Multi-Year Awards will accelerate and vest immediately prior to the closing of the change in control transaction.

If Mr. Poore is terminated without cause or resigns for good reason during the CEO Employment Period within 90 days prior to, or before the 18th month anniversary of the closing date of a change in control (as defined in the 2016 CEO Employment Agreement), all of the unvested CEO Multi-Year Awards will accelerate and vest. Upon a termination without cause or for good reason during the CEO Employment Period, all of the vested CEO Multi-Year Awards (including any awards that accelerated in connection with such termination) will remain exercisable for two years following the date of such termination, but in no event past the original term of such awards, except that if Mr. Poore does not timely deliver a general release to us, the exercise period would expire on the 90th day following his termination.

Michael Trimarchi

Except as described below, Mr. Trimarchi is not entitled to any payments or benefits upon a termination of his employment or a change in control.

Termination for Cause.  If Mr. Trimarchi is terminated for cause (as defined in the legacy SAR plan), he will forfeit any outstanding portion of the Converted Trimarchi Awards.  If Mr. Trimarchi is terminated for cause (as defined in the incentive plan), he will forfeit any outstanding portion of the 2017 Trimarchi Awards.

Termination for Good Reason or without Cause.

If Mr. Trimarchi’s employment is terminated for reasons other than for cause (as defined in the legacy SAR plan), he may exercise the vested portion of the Converted Trimarchi Awards until the close of business on the three-month anniversary of the date of his termination of employment.  In such event, he would forfeit the unvested portion of his Converted Trimarchi Awards, unless the compensation committee determines, in its sole discretion, to accelerate vesting of any unvested portion of the Converted Trimarchi Awards.

If Mr. Trimarchi’s employment is terminated other than for cause, death or disability, then the vested portion of his stock options under the 2017 Trimarchi Awards will remain exercisable until the close of business on the first business day following the expiration of the 90-day period following the termination of his employment.  In addition, Mr. Trimarchi would forfeit any unvested portion of the 2017 Trimarchi Awards.

Voluntary Termination.  In the case of Mr. Trimarchi’s retirement (as defined in the legacy SAR plan) from the Company, he may exercise the vested portion of the Converted Trimarchi Awards until the close of business on the three-month anniversary of the date of his termination of employment.  However, if Mr. Trimarchi voluntarily terminates his employment other than due to retirement (as defined in the legacy SAR plan), the vested portion of the Converted Trimarchi Awards would terminate.  In either case, he would forfeit the unvested portion of the Converted Trimarchi Awards, unless the compensation committee determines, in its sole discretion, to accelerate vesting of any unvested portion of the Converted Trimarchi Awards.

If Mr. Trimarchi voluntarily terminates his employment, then the vested portion of his stock options under the 2017 Trimarchi Awards will remain exercisable until the close of business on the first business day following the expiration of the 90-day period following his employment.  In addition, Mr. Trimarchi would forfeit any unvested portion of the 2017 Trimarchi Awards.

Termination Due to Death or Disability.  If Mr. Trimarchi’s employment is terminated due to his death or disability (as defined in the legacy SAR plan), Mr. Trimarchi may exercise the vested portion of the Converted Trimarchi Awards until the close of business on the three-month anniversary of the date of his termination of employment.  In such event, he would forfeit the unvested portion of the Converted Trimarchi Awards, unless the compensation committee determines, in its sole discretion, to accelerate vesting of any unvested portion of the Converted Trimarchi Awards.

If Mr. Trimarchi’s employment is terminated due to his death or disability, the 2017 Trimarchi Awards will fully vest immediately, and the stock options will remain exercisable until the close of business on the first business day following the one-year anniversary of his termination of employment.

Change in Control.

If Mr. Trimarchi’s employment is terminated other than for cause (as defined in his offer letter) during the six-month period following the consummation of a change in control (as defined in his offer letter) resulting from a sale of all or substantially all of the Company’s business to a third-party acquirer, other than an exempt holder (as defined in his offer letter), the Company will pay Mr. Trimarchi a lump-sum severance amount equal to the net present value of his then-current annual base salary in effect as of the date of termination, subject to Mr. Trimarchi executing a general release in accordance with his offer letter.

With respect to the unvested portion of the Converted Trimarchi Awards, in the event the Company terminates Mr. Trimarchi’s employment other than for cause (as defined in the legacy SAR plan) during the six-month period following the closing date of a change in control (as defined in the related award agreement) resulting from a sale of all or substantially all of the Company’s business to a third-party acquirer, other than an Exempt Holder (as defined in the related award agreement), any stock options under the Converted Trimarchi Awards that are outstanding, but unvested, as of the date of such termination of employment will vest effective as of such date.

In case of a change in control, the incentive plan provides for full vesting of the 2017 Trimarchi Awards.  A change in control is generally defined in the incentive plan as:

•                  the acquisition by a non-exempt person (as defined in the incentive plan) of beneficial ownership of at least 20% of the combined voting power of the then outstanding shares of our Company ordinarily having the right to vote in the election of directors, other than pursuant to a transaction approved by our board of directors;

•                  the individuals constituting our board of directors over any two consecutive years cease to constitute at least a majority of the board, subject to certain exceptions that permit the board to approve new members by approval of at least two-thirds of the remaining directors; or

•                  any merger, consolidation or binding share exchange that causes the persons who were common stockholders of our Company immediately prior thereto to lose their proportionate interest in the common stock or voting power of the successor or to have less than a majority of the combined voting power of the then outstanding shares ordinarily having the right to vote in the election of directors, the sale, lease or other exchange of substantially all of the assets of the Company or the dissolution of the Company.

We refer to any such event as an “Incentive Plan Change in Control” and to the change in control described in the last bullet point as an “Approved Transaction.”  In the case of an Approved Transaction, our compensation committee may determine not to accelerate the 2017 Trimarchi Awards if equivalent awards will be substituted for the existing awards. For purposes of the tabular presentation below, we have assumed no such determination was made by the compensation committee.  Also, if Mr. Trimarchi is terminated without cause (as defined in the incentive plan) or pursuant to a voluntary termination for good reason (as defined in the related award agreement) within 24 months after the closing of an Approved Transaction, any unvested portion of the 2017 Trimarchi Awards will vest on the date of such termination.

Richard Jones

The 2016 CTO Employment Agreement provides for the following payments, acceleration of vesting and benefits, depending on the reason for his termination of employment or whether a change in control has occurred.  Except as described below, Mr. Jones is not entitled to any payments or benefits upon a termination of his employment or a change in control.

Termination for Cause.  If Mr. Jones is terminated for cause (as defined in the 2016 CTO Employment Agreement), he will be entitled to accrued unpaid salary through the date of termination, accrued unused paid time off, amounts accrued under our employee benefit plans and programs as of the date of termination that are required under the terms of such plans to be paid to Mr. Jones notwithstanding his termination, and any other amounts due under applicable law (collectively, the “CTO Entitlements”).  Mr. Jones will forfeit any outstanding portions of the Converted CTO Awards and the CTO Multi-Year Awards, regardless of whether they are vested or unvested, if his employment is terminated for cause (as defined in Mr. Jones’s 2011 employment agreement, the legacy SAR plan and the 2016 CTO Employment Agreement, respectively).  In addition, the compensation committee may also determine that conduct that constitutes grounds for forfeiture, but does not lead to a termination of employment, will result in the forfeiture of any outstanding portion of the Converted CTO Awards and the CTO Multi-Year Awards.  For purposes of the Converted 2011 CTO Award, grounds for forfeiture has the same meaning as “cause” in the 2016 CTO Employment Agreement, and for purposes of the Converted 2013 CTO Award and the CTO Multi-Year Awards, “grounds for forfeiture” is defined in the legacy SAR plan.

Termination without Cause or Constructive Termination without Cause.  If Mr. Jones is terminated without cause or experiences a constructive termination without cause (as defined in the 2016 CTO Employment Agreement), he is entitled to the CTO Entitlements and a lump sum severance payment equal to the net present value, discounted using the applicable federal rate for short-term obligations for the month in which the termination occurs, of one year’s base salary as in effect at the time of his termination. As a condition to Mr. Jones’s receipt of the foregoing lump sum severance payment following his termination without cause or his constructive termination without cause, Mr. Jones must execute a general release in accordance with the procedures set forth in the 2016 CTO Employment Agreement.

Termination due to Death or Disability. If Mr. Jones is terminated due to death or disability (as defined in the 2016 CTO Employment Agreement), he will be entitled to the CTO Entitlements.  In addition, the compensation committee may, in its sole discretion, accelerate the vesting of any portion of the Converted 2013 CTO Award and the CTO Multi-Year Awards that is unvested at the time of a termination due to death or disability (as defined in the legacy SAR plan).

Effect on Awards of Termination for any Reason other than for Cause.  If Mr. Jones’s employment is terminated for any reason other than for cause, including death, disability or retirement, (except as discussed below with respect to a termination other than for cause within six months following a change in control), he may exercise any vested portion of the Converted 2011 CTO Award until the earlier of the close of business on the six-month anniversary of the date of his termination of employment and the original term of such award and the Converted 2013

CTO Award until the earlier of the close of business on the three-month anniversary of the date of his termination of employment and the original term of such award.  Additionally, if Mr. Jones experiences a termination without cause or a constructive termination without cause (as such terms are defined in the 2016 CTO Employment Agreement), he may exercise any vested portion of the CTO Multi-Year Awards until the earlier of the close of business on the twelve-month anniversary of the date of his termination of employment and the original term of such award, and in any other case of a termination (other than for cause), he may exercise any vested portion of the CTO Multi-Year Awards until the earlier of the close of business on the three-month anniversary of the date of his termination of employment and the original term of such award. In any of the foregoing events, he would forfeit the unvested portion of such awards. In addition, the compensation committee may, in its sole discretion, accelerate the vesting of any portions of such awards that are unvested at the time of a termination due to retirement (as defined in the legacy SAR plan) or for reasons other than cause.

Termination other than for Cause Within Six Months after a Change in Control. If we terminate Mr. Jones’s employment other than for cause within six months after a change in control (as defined in the agreement governing the CTO Multi-Year Awards) resulting from a sale of all or substantially all of our business to a third-party acquirer, other than an exempt holder (as defined in the agreement governing the CTO Multi-Year Awards), and Mr. Jones timely delivers a general release in accordance with the terms of the CTO Multi-Year Awards, any portion of the CTO Multi-Year Awards that is unvested as of the date of Mr. Jones’s termination of employment will be fully vested and exercisable.

Conditions to Severance Benefits. Mr. Jones’s receipt and retention of severance benefits (aside from the CTO Entitlements) upon any termination of employment is also conditioned on his compliance with the post-termination non-compete, non-disclosure and non-interference restrictions in the 2016 CTO Employment Agreement, which generally continue for one year following a termination of his employment.

John Hinkle

Except as described below, Mr. Hinkle is not entitled to any payments or benefits upon a termination of his employment or a change in control.

Termination for Cause.  If Mr. Hinkle is terminated for cause (as defined in the legacy SAR plan or his amended offer letter, depending on the relevant award), he will forfeit any unexercised vested or unvested portion of his Converted Hinkle Awards.  If Mr. Hinkle is terminated for cause (as defined in the incentive plan), he will forfeit any unexercised vested or unvested portion of the 2016-2017 Hinkle Awards.

Termination Without Cause or For Good Reason.

If Mr. Hinkle’s employment is terminated other than for cause (as defined in his amended offer letter) or if Mr. Hinkle terminates his employment for good reason (as defined in his amended offer letter), the Company will pay him a lump-sum severance payment equal to 100% of the net present value of his then-current annual base salary in effect as of the date of termination, subject to Mr. Hinkle executing a general release in accordance with his amended offer letter.

If Mr. Hinkle’s employment is terminated for reasons other than for cause (as defined in the legacy SAR plan or his amended offer letter, depending on the relevant award), he may exercise the vested portion of the Converted Hinkle Awards until the close of business on the three-month anniversary of the date of his termination of employment.  In such event, he would forfeit the unvested portion of his Converted Hinkle Awards, unless the compensation committee determines, in its sole discretion, to accelerate vesting of any unvested portion of the Converted Hinkle Awards.

If Mr. Hinkle’s employment is terminated other than for cause, death or disability, then the vested portion of his stock option from the 2016-2017 Hinkle Awards will remain exercisable until the close of business on the first business day following the expiration of the 90-day period following his employment.  In addition, Mr. Hinkle would forfeit any unvested portion of the 2016-2017 Hinkle Awards.

Voluntary Termination.  In the case of Mr. Hinkle’s retirement (as defined in the legacy SAR plan) from the

Company, he may exercise the vested portion of the Converted Hinkle Awards until the close of business on the three-month anniversary of the date of his termination of employment.  However, if Mr. Hinkle voluntarily terminates his employment other than due to retirement (as defined in the legacy SAR plan), the vested portion of the Converted Hinkle Awards would terminate.  In either case, he would forfeit the unvested portion of his Converted Hinkle Awards, unless the compensation committee determines, in its sole discretion, to accelerate vesting of any unvested portion of the Converted Hinkle Awards.

If Mr. Hinkle voluntarily terminates his employment, then the vested portion of his stock options from the 2016-2017 Hinkle Awards will remain exercisable until the close of business on the first business day following the expiration of the 90-day period following the termination of his employment.  In addition, Mr. Hinkle would forfeit any unvested portion of the 2016-2017 Hinkle Awards.

Termination Due to Death or Disability.  If Mr. Hinkle’s employment is terminated due to his death or disability (as defined in the legacy SAR plan), Mr. Hinkle may exercise the vested portion of the Converted Hinkle Awards until the close of business on the three-month anniversary of the date of his termination of employment.  In such event, he would forfeit the unvested portion of the Converted Hinkle Awards, unless the compensation committee determines, in its sole discretion, to accelerate vesting of any unvested portion of the Converted Hinkle Awards.

If Mr. Hinkle’s employment is terminated due to his death or disability, the 2016-2017 Hinkle Awards will fully vest immediately, and the stock options will remain exercisable until the close of business on the first business day following the one-year anniversary of his termination of employment.

Change in Control.

With respect to the unvested portion of the Converted Hinkle Awards, in the event the Company terminates Mr. Hinkle’s employment other than for cause (as defined in the legacy SAR plan) during the six-month period following the closing date of a change in control (as defined in the related award agreement) resulting from a sale of all or substantially all of the Company’s business to a third-party acquirer, other than an exempt holder (as defined in the related award agreement), any options under the unvested portion of the Converted Hinkle Awards that are outstanding, but unvested, as of the date of such termination of employment will vest effective as of such date.

In case of an Incentive Plan Change in Control, the incentive plan provides for full vesting of the 2016-2017 Hinkle Awards.  In the case of an Approved Transaction, our compensation committee may determine not to accelerate the 2016-2017 Hinkle Awards if equivalent awards will be substituted for the existing awards. For purposes of the tabular presentation below, we have assumed no such determination was made by the compensation committee.  Also, if Mr. Hinkle is terminated without cause (as defined in the incentive plan) or pursuant to a voluntarily termination for good reason (as defined in the related award agreement) within 24 months after the closing of an Approved Transaction, any unvested portion of the 2016-2017 Hinkle Awards will vest on the date of such termination.

Douglas Wolfson

Except as described below, Mr. Wolfson is not entitled to any payments or benefits upon a termination of his employment or a change in control.

Termination for Cause.  If Mr. Wolfson is terminated for cause (as defined in the legacy SAR plan or his amended offer letter, depending on the award), he will forfeit any unexercised vested or unvested portion of the Converted Wolfson Awards.  If Mr. Wolfson is terminated for cause (as defined in the incentive plan), he will forfeit any outstanding portion of the 2017 Wolfson Awards.

Termination Without Cause or For Good Reason.

If Mr. Wolfson’s employment is terminated other than for cause (as defined in his amended offer letter) or if Mr. Wolfson terminates his employment for good reason (as defined in his amended offer letter), the Company will pay him a lump-sum severance payment equal to 100% of the net present value of his then-current annual base salary in effect as of the date of termination and reimbursement for continued health care coverage pursuant to COBRA for a one-year period, subject to Mr. Wolfson executing a general release in accordance with his amended offer letter.

If Mr. Wolfson’s employment is terminated for reasons other than for cause (as defined in the legacy SAR plan or his amended offer letter, depending on the award), he may exercise the vested portion of the Converted Wolfson Awards until the close of business on the three-month anniversary of the date of his termination of employment.  In such event, he would forfeit the unvested portion of the Converted Wolfson Awards, unless the compensation committee determines, in its sole discretion, to accelerate vesting of any unvested portion of the Converted Wolfson Awards.

If Mr. Wolfson’s employment is terminated other than for cause, death or disability, then the vested portion of his stock option from the 2017 Wolfson Awards will remain exercisable until the close of business on the first business day following the expiration of the 90-day period following his employment.  In addition, Mr. Wolfson would forfeit any unvested portion of the 2017 Wolfson Awards.

Voluntary Termination.  In the case of Mr. Wolfson’s retirement (as defined in the legacy SAR plan) from the Company, he may exercise the vested portion of the Converted Wolfson Awards until the close of business on the three-month anniversary of the date of his termination of employment.  However, if Mr. Wolfson voluntarily terminates his employment other than due to retirement (as defined in the legacy SAR plan), the vested portion of the Converted Wolfson Awards would terminate.  In either case, he would forfeit the unvested portion of his Converted Wolfson Awards, unless the compensation committee determines, in its sole discretion, to accelerate vesting of any unvested portion of the Converted Wolfson Awards.

If Mr. Wolfson voluntarily terminates his employment, then the vested portion of his stock options from the 2017 Wolfson Awards will remain exercisable until the close of business on the first business day following the expiration of the 90-day period following the termination of his employment.  In addition, Mr. Wolfson would forfeit any unvested portion of the 2017 Wolfson Awards.

Termination Due to Death or Disability.  If Mr. Wolfson’s employment is terminated due to his death or disability (as defined in the legacy SAR plan), Mr. Wolfson may exercise the vested portion of the Converted Wolfson Awards until the close of business on the three-month anniversary of the date of his termination of employment.  In such event, he would forfeit the unvested portion of the Converted Wolfson Awards, unless the compensation committee determines, in its sole discretion, to accelerate vesting of any unvested portion of the Converted Wolfson Awards.

If Mr. Wolfson’s employment is terminated due to his death or disability, the 2017 Wolfson Awards will fully vest immediately, and the stock options will remain exercisable until the close of business on the first business day following the one-year anniversary of his termination of employment.

Change in Control.

With respect to the unvested portion of the Converted 2016 Wolfson Award, in the event the Company terminates Mr. Wolfson’s employment other than for cause (as defined in the legacy SAR plan) during the six-month period following the closing date of a change in control (as defined in the related award agreement) resulting from a sale of all or substantially all of the Company’s business to a third-party acquirer, other than an exempt holder (as defined in the related award agreement), any options under the Converted 2016 Wolfson Award that are outstanding, but unvested, as of the date of such termination of employment will vest effective as of such date.  However, Mr. Wolfson would forfeit the unvested portion of the remaining Converted Wolfson Awards, unless the compensation committee determines, in its sole discretion, to accelerate vesting of such unvested portion.

In case of an Incentive Plan Change in Control, the incentive plan provides for full vesting of the 2017 Wolfson Awards.  In the case of an Approved Transaction, our compensation committee may determine not to accelerate the 2017 Wolfson Awards if equivalent awards will be substituted for the existing awards. For purposes of the tabular presentation below, we have assumed no such determination was made by the compensation committee.  Also, if Mr. Wolfson is terminated without cause (as defined in the incentive plan) or pursuant to a voluntarily termination for good reason (as defined in the related award agreement) within 24 months after the closing of an Approved Transaction, any unvested portion of the 2017 Wolfson Awards will vest on the date of such termination.

Mark Greenquist

The vested portion of Mr. Greenquist’s outstanding stock options were exercisable until the close of business on the three-month anniversary of the date of his termination of employment.

Table of Potential Payments upon a Termination or Change in Control

The following table sets forth the potential payments to our named executive officers if their employment with our Company were to have terminated or a change in control were to have occurred, in each case, as of December 29, 2017, which was the last business day of our last completed fiscal year. In the event of such a termination or change in control, the actual amounts may be different due to various factors. In addition, we may enter into new arrangements or modify these arrangements from time to time.

The amounts provided in the tables are based on the closing market prices on December 29, 2017 for shares of CHUBK, which was $20.59. The value of the options shown in the table is based on the spread between the exercise price of the award and the applicable closing market price. The value of the RSUs shown in the table is based on the applicable closing market price and the number of unvested RSUs.

Benefits Payable Upon Termination or Change in Control

Name	Voluntary Termination Without Good Reason(1)(2) ($)	Termination for Cause ($)	Termination Without Cause or for Good Reason (1)($)	Death(1)($)	Disability(1) ($)	Upon a Change in Control(1)(3) ($)
Francis Poore
Severance	—	—	1,212,316	797,808	797,808	1,212,316
Standard Entitlements	58,205	58,205	58,205	58,205	58,205	58,205
Options	17,374,292	3,675,434	22,050,646	23,500,017	23,500,017	23,500,017
Total	17,432,497	3,733,639	23,321,167	24,356,030	24,356,030	24,770,538

Michael Trimarchi
Severance	—	—	—	—	—	362,145
RSUs	—	—	—	552,636	552,636	552,636
Options	99,484	—	99,484	361,616	361,616	739,662
Total	99,484	—	99,484	914,251	914,251	1,654,442

Richard Jones
Severance	—	—	297,653	—	—	297,653
CTO Entitlements	16,394	16,394	16,394	16,394	16,394	16,394
Options	4,530,511	—	6,697,182	4,530,511	4,530,511	6,697,182
Total	4,546,905	16,394	7,011,229	4,546,905	4,546,905	7,011,229

John Hinkle
Severance	—	—	322,458	—	—	322,458
RSUs	—	—	—	433,914	433,914	433,914
Options	649,664	—	649,664	931,748	931,748	1,140,678
Total	649,664	—	972,122	1,365,662	1,365,662	1,897,050

Name	Voluntary Termination Without Good Reason(1)(2) ($)	Termination for Cause ($)	Termination Without Cause or for Good Reason (1)($)	Death(1)($)	Disability(1) ($)	Upon a Change in Control(1)(3) ($)
Douglas Wolfson
Severance	—	—	304,635	—	—	304,635
RSUs	—	—	—	442,108	442,108	442,108
Options	300,245	—	300,245	509,948	509,948	1,136,738
Total	300,245	—	604,880	952,057	952,057	1,883,482

Mark Greenquist
Severance	361,220	—	—	—	—	—
Options	324,526	—	—	—	—	—
Total	685,746	—	—	—	—	—

Gary Nafus
Severance	188,831	—	—	—	—	—
Total	188,831	—	—	—	—	—

Bill Kong
Severance	299,356	—	—	—	—	—
Total	299,356	—	—	—	—	—

(1)          Assumes the compensation committee does not accelerate vesting of any award under the legacy SAR plan in the case of voluntary termination, termination due to death, disability or retirement, or termination for any other special circumstances.

(2)          Assumes voluntary termination due to retirement (as defined in the legacy SAR plan).

(3)          Assumes involuntary termination without cause or voluntary termination for good reason in connection with a change in control (as defined in the applicable agreement).

DIRECTOR COMPENSATION

Nonemployee Directors

Director Fees. We pay each of our directors who is not a CommerceHub employee an annual cash retainer of $30,000 (which we refer to as the “Director Fee”) in addition to an annual $150,000 equity award in the form of RSUs relating to CHUBK shares. See “—Director Grants” below for information on the incentive awards granted to our nonemployee directors in 2017. We also pay an additional annual cash retainer of $10,000 to each non-chair member of our audit committee and our compensation committee, and we pay an additional $20,000 annually to the chair of our audit committee, the chair of our compensation committee and the chair of our board. The Director Fees and additional cash retainers are payable quarterly in arrears.

Equity Incentive Plans. Awards granted to our nonemployee directors under the incentive plan are administered by our full board of directors. Our board has full power and authority to make grants to our nonemployee directors and to determine the terms and conditions under which any awards are made. Our board may grant non-qualified stock options, SARs, restricted shares, RSUs, cash awards, performance awards or any combination of the foregoing to our nonemployee directors under the incentive plan.

In connection with the Spin-Off, our board of directors adopted the CommerceHub, Inc. Transitional Stock Adjustment Plan (the “transitional plan”), which governs the terms and conditions of awards issued in the Spin-Off in connection with adjustments made to awards previously granted by Liberty Interactive with respect to its Liberty Ventures common stock.  As a result of these adjustments, new equity incentive awards with respect to our common stock (“new CommerceHub awards”) were issued in connection with adjustments made to outstanding equity incentive awards with respect to shares of Liberty Interactive’s Liberty Ventures common stock, which had been granted to various directors, officers, employees and consultants of Liberty Interactive, including three of our nonemployee directors—Messrs. Baer, Hollingsworth and Wendling.

Director Grants. On June 16, 2017, pursuant to our director compensation policy described above and the incentive plan, we granted 8,828 RSUs relating to CHUBK shares to each of Messrs. Baer, Cattini, Goldhill, Hollingsworth, Huseby, Ubiñas and Wendling and to Ms. Morgan. The per-unit grant date fair value of these awards was $16.99, which was the closing price of CHUBK shares on the grant date, and these awards will vest upon the earlier of (i) the date of our 2018 annual meeting or (ii) the one-year anniversary of the grant date; provided that the incentive plan provides for full vesting of the RSUs upon an Incentive Plan Change in Control.

Nonemployee Director Deferred Compensation Plan. Our nonemployee directors may defer all or a portion (in 25% increments) of their cash compensation into immediately vested deferred stock units (“DSUs”). Nonemployee directors may also defer 100% of their annual RSU grants into immediately vested DSUs upon vesting, beginning with RSUs that were granted in 2016 and attributable to service from and after November 16, 2016. Under this arrangement, payments into plan participants’ deferral accounts are made in a single lump sum payment of CHUBK shares to be issued under the incentive plan in January of the year that is either five years or ten years after the original payment date in the case of deferred cash fees or the original vesting date in the case of deferred CHUBK shares relating to RSUs, with early payment to be made upon a change in control or the director’s termination of service.

Stock Ownership Guidelines. In October 2016, our board of directors adopted stock ownership guidelines that require each nonemployee director to own shares of our Company’s common stock equal to at least five times the value of the Director Fee. While there is no time limit by which our directors must meet this required ownership, each nonemployee director is required to retain at least 75% of his or her after-tax vested shares attributable to annual equity award grants from the Company until the required ownership has been met and would be retained after giving effect to any sale of such shares.

Director Compensation Table

Name(1)	Fees Earned or Paid in Cash ($)		Stock Awards ($)(2)(3)	Option Awards ($)	All other compensation ($)	Total ($)
Richard N. Baer	50,000		149,998	—	—	199,998
Mark Cattini	40,000	(4)	149,998	—	—	189,998
David Goldhill	40,000		149,998	—	—	189,998
Chad Hollingsworth	30,000		149,998	—	—	179,998
Michael Huseby	60,000	(4)	149,998	—	—	209,998
Betsy L. Morgan	50,000		149,998	—	—	199,998
Luis Ubiñas	40,000		149,998	—	—	189,998
Brian Wendling	30,000		149,998	—	—	179,998

(1)                                 Mr. Poore, who served as a director of our Company in 2017 and is currently a named executive officer, received no compensation for serving as a director of our Company during that time.

(2)                                 As of December 31, 2017, our directors (other than Mr. Poore, whose stock incentive awards are listed in “Outstanding Equity Awards at Fiscal Year-End” above) held the following stock incentive awards:

	Richard N.		Mark	David	Chad		Michael	Betsy L.	Luis	Brian
	Baer		Cattini	Goldhill	Hollingsworth		Huseby	Morgan	Ubiñas	Wendling
Options
CHUBA	16,322	(a)	—	—	3,137	(a)	—	—	—	6,371	(a)
CHUBK	32,727	(a)	—	—	6,261	(a)	—	—	—	12,710	(a)

Restricted Stock and RSUs
CHUBA	—		—	—	124	(b)	—	—	—	—
CHUBK	8,828		8,828	8,828	9,078	(b)	8,828	8,828	8,828	8,828

(a)         Messrs. Baer, Hollingsworth and Wendling’s stock options were granted under the transitional plan as a result of the adjustment of their stock option awards to purchase Liberty Ventures common stock that were previously granted to them by Liberty Interactive as part of their compensation as employees of Liberty Interactive.

(b)         Includes 124 restricted shares of CHUBA and 250 restricted shares of CHUBK that vest 100% in 2019.

(3)                                 The aggregate grant date fair value of the nonemployee directors’ RSU awards has been computed in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures. For a description of the assumptions applied in these calculations, see Note 3 and Note 12 to our consolidated financial statements for the year ended December 31, 2017.

(4)                                 Messrs. Cattini and Huseby elected to defer 100% of their 2017 annual cash retainers into immediately vested DSUs under our Nonemployee Director Deferred Compensation Plan.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee is an officer or employee of our Company, or has engaged in any related party transaction in which our Company was a participant.

Compensation Committee Report

The compensation committee has reviewed and discussed with our management the “Compensation Discussion and Analysis” above. Based on such review and discussions, the compensation committee recommended to our board of directors that the “Compensation Discussion and Analysis” be included in this Form 10-K/A.

Submitted by the Members of the Compensation Committee

Betsy L. Morgan

Mark Cattini

Michael Huseby

Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information concerning shares of our common stock beneficially owned by each person or entity known by us to own more than five percent of the outstanding shares of our Series A common stock or our Series B common stock, comprising the voting stock. Beneficial ownership of shares is set forth below only to the extent known by us or ascertainable from public filings.

The security ownership information is given as of the date described in the footnotes with respect to each holder, and, in the case of percentage ownership information, is based upon 13,613,701 shares of Series A common stock (“CHUBA”), 707,567 shares of Series B common stock (“CHUBB”) and 29,303,822 shares of Series C common stock (“CHUBK”) outstanding, in each case, as of March 21, 2018. The voting power percentage is presented on an aggregate basis for all series of our voting stock. For purposes of the following presentation, beneficial ownership of shares of CHUBB, though convertible on a one-for-one basis into shares of CHUBA, are reported as beneficial ownership of CHUBB only and not as beneficial ownership of CHUBA.

Name and Address of Beneficial Owner	Title of Series	Amount and Nature of Beneficial Ownership		Percent of Series (%)	Voting Power (%)
John C. Malone	CHUBA	101,164	(1)	*	32.9
c/o Qurate Retail, Inc.	CHUBB	670,194	(1)(2)(3)	94.7
12300 Liberty Blvd.	CHUBK	1,340,492	(1)(2)	4.6
Englewood, CO 80112

The Vanguard Group	CHUBA	1,143,113	(4)	8.4	5.5
100 Vanguard Blvd.	CHUBB	—		—
Malvern, PA 19355	CHUBK	2,402,611	(5)	8.2

Vaughan Nelson Investment Management, Inc.	CHUBA	1,049,809	(6)	7.7	5.1
600 Travis Street, Suite 6300	CHUBB	—		—
Houston, TX 77002	CHUBK	—		—

BlackRock, Inc.	CHUBA	945,521	(7)	6.9	4.6
55 East 52nd Street	CHUBB	—		—
New York, NY 10055	CHUBK	1,826,785	(8)	6.2

Pembroke Management, LTD	CHUBA	864,000	(9)	6.3	4.2
1002 Sherbrooke Street West, Suite 1700	CHUBB	—		—
Montreal, QC	CHUBK	—		—
Canada

* Less than one percent.

(1)                                 The Voting Agreement, dated as of March 5, 2018 (the “Voting Agreement”), by and among Malone CHUB 2017 Charitable Remainder Unitrust (with respect to which Mr. Malone is the sole trustee and, with his wife, retains a unitrust interest in the trust) (the “Malone Trust”), Great Dane Parent, LLC (“Parent”) and, solely with respect to certain provisions of the Voting Agreement, CommerceHub, Inc., contains provisions relating to, among other things, the voting and disposition of shares of CHUBA, CHUBB and CHUBK owned by the Malone Trust. Mr. Malone expressly disclaims the existence of, and any membership in, a group with Parent.

(2)                                 Based on information available to CommerceHub and Schedule 13D, filed March 21, 2018, by John C. Malone, which states that Mr. Malone has sole dispositive and voting power over 101,164 CHUBA shares, sole dispositive and voting power over 659,081 CHUBB shares and shares dispositive and voting power over 11,113 CHUBB shares.

(3)                                 Includes 11,113 shares of CHUBB held by two trusts that are managed by an independent trustee, of which the beneficiaries are Mr. Malone’s adult children and in which Mr. Malone has no pecuniary interest. Mr. Malone retains the right to substitute assets held by the trusts and has disclaimed beneficial ownership of the shares held by these trusts.

(4)                                 Based on Amendment No. 1 to Schedule 13G, filed February 12, 2018 by The Vanguard Group (“Vanguard”), which states that Vanguard has sole dispositive power over 1,116,284 CHUBA shares, shared dispositive power over 26,829 CHUBA shares, sole voting power over 26,707 CHUBA shares and shared voting power over 732 CHUBA shares.

(5)                                 Based on Amendment No. 1 to Schedule 13G, filed February 12, 2018 filed by Vanguard, which states that Vanguard has sole dispositive power over 2,347,517 CHUBK shares, shared dispositive power over 55,094 CHUBK shares, sole voting power over 57,549 CHUBK shares and shared voting power over 1,465 CHUBK shares.

(6)                               Based on Amendment No. 1 to Schedule 13G, filed February 13, 2018 by Vaughan Nelson Investment Management, L.P. and Vaughan Nelson Investment Management, Inc. (together, “Vaughan Nelson”), which states that Vaughan Nelson has sole dispositive power over 1,016,275 CHUBA shares, shared dispositive power over 33,534 CHUBA shares and sole voting power over 753,075 CHUBA shares.

(7)                                 Based on Schedule 13G, filed February 1, 2018 by BlackRock, Inc. (“BlackRock”), which states that BlackRock has sole dispositive power over 945,521 CHUBA shares and sole voting power over 909,929 CHUBA shares.

(8)                                 Based on Schedule 13G, filed February 1, 2018 by BlackRock, which states that BlackRock has sole dispositive power over 1,826,785 CHUBK shares and sole voting power over 1,772,360 CHUBK shares.

(9)                                 Based on Schedule 13G, filed January 31, 2018 by Pembroke Management, LTD, which states that Pembroke Management, LTD has sole dispositive and voting power over 864,000 CHUBA shares.

Security Ownership of Management

The following table sets forth information with respect to the ownership by each of our directors and named executive officers and by all of our directors and executive officers as a group of shares of each series of our common stock (CHUBA, CHUBB and CHUBK). The security ownership information with respect to our common stock is given as of January 31, 2018 and, in the case of percentage ownership information, is based upon 13,613,701 CHUBA shares, 707,567 CHUBB shares and 29,303,822 CHUBK shares outstanding, in each case, as of March 21, 2018. The voting power percentage is presented in the table below on an aggregate basis for all series of our voting stock.

Shares of common stock issuable upon exercise of options, payment of deferred stock units (“DSUs”) or vesting of RSUs, if any, that were exercisable or may be settled, on or within 60 days after January 31, 2018 are deemed to be outstanding and beneficially owned by the person holding the options, DSUs or RSUs, as the case may be, for the purpose of computing the percentage ownership of that person and for the aggregate percentage owned by the directors and executive officers as a group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other individual person. So far as is known to us, the persons indicated below have sole voting and dispositive power with respect to the shares indicated as owned by them.

Name of Beneficial Owner	Title of Series	Amount and Nature of Beneficial Ownership		Percent of Series (%)	Voting Power (%)
Richard N. Baer	CHUBA	6,577	(1)	*	*
Chairman of the Board	CHUBB	—		—
	CHUBK	23,629	(1)(2)	*

Mark Cattini	CHUBA	—		—	—
Director	CHUBB	—		—
	CHUBK	13,638	(2)	*

David Goldhill	CHUBA	—		—	—
Director	CHUBB	—		—
	CHUBK	10,467	(2)	*

John Hinkle	CHUBA	—		—	—
Chief Information Officer, Chief	CHUBB	—		—
Information Security Officer	CHUBK	73,940	(1)(2)	*
and Executive Vice President,
Technical Operations

Chad Hollingsworth	CHUBA	2,260	(1)	*	*
Director	CHUBB	—		—
	CHUBK	14,992	(1)	*

Michael P. Huseby	CHUBA	—		—	—
Director	CHUBB	—		—
	CHUBK	23,724	(2)	*

Richard Jones	CHUBA	—		—	—
Chief Technology Officer	CHUBB	—		—
	CHUBK	374,716	(1)	1.3

Betsy L. Morgan	CHUBA	—		—	—
Director	CHUBB	—		—
	CHUBK	10,467	(2)	*

Francis Poore	CHUBA	—		—	—
Chief Executive Officer, President and	CHUBB	—		—
Director	CHUBK	1,772,537	(1)	5.7

Michael Trimarchi	CHUBA	—		—	—
Chief Financial Officer, Chief	CHUBB	—		—

Name of Beneficial Owner	Title of Series	Amount and Nature of Beneficial Ownership		Percent of Series (%)	Voting Power (%)
Commercial Officer and Treasurer	CHUBK	46,961	(1)(2)	*

Luis Ubiñas	CHUBA	—		—	—
Director	CHUBB	—		—
	CHUBK	10,467	(2)	*

Brian Wendling	CHUBA	5,514	(1)	*	*
Director	CHUBB	—		—
	CHUBK	21,486	(1)	*

Douglas Wolfson	CHUBA	—		—	—
General Counsel and Secretary	CHUBB	—		—
	CHUBK	82,644	(1)(2)	*

Mark Greenquist	CHUBA	—		—	—
Former Chief Financial Officer and	CHUBB	—		—
Treasurer(3)	CHUBK	86,359		*

Bill Kong	CHUBA	—		—	—
Former Executive Vice President,	CHUBB	—		—
Products and Services(4)	CHUBK	—		—

Gary Nafus	CHUBA	—		—	—
Former Chief Revenue Officer(5)	CHUBB	—		—
	CHUBK	—		—

All directors and executive officers as a	CHUBA	14,351	(1)(2)	*	*
group (13 persons)	CHUBB	—		—
	CHUBK	2,479,668	(1)(2)	7.8

* Less than one percent.

(1)                                 Includes beneficial ownership of shares that may be acquired upon exercise of, or which relate to, stock options exercisable on or within 60 days after January 31, 2018, as follows:

	CHUBA	CHUBK
Richard N. Baer	5,992	11,991
Chad Hollingsworth	1,352	2,704
Brian Wendling	3,476	6,941
Francis Poore	—	1,772,537
Richard Jones	—	374,716
John Hinkle	—	68,513
Michael Trimarchi	—	38,683
Douglas Wolfson	—	76,167
Mark Greenquist	—	76,359
Total	10,820	2,428,611

(2)                                 Includes DSUs and RSUs that may be settled in shares of our common stock on or within 60 days of January 31, 2018, as follows:

CHUBK
Richard N. Baer	6,105
Mark Cattini	8,276
David Goldhill	6,105
John Hinkle	4,792
Michael P. Huseby	9,362
Betsy L. Morgan	6,105
Michael Trimarchi	6,710
Luis Ubiñas	6,105
Douglas Wolfson	5,368
Total	58,928

(3)                                 Mr. Greenquist ceased serving as our Chief Financial Officer and Treasurer on December 14, 2017.

(4)                                 Mr. Kong ceased serving as our Executive Vice President, Products and Services on September 19, 2017.

(5)                               Mr. Nafus ceased serving as our Chief Revenue Officer on October 30, 2017.

Changes in Control

On March 5, 2018, CommerceHub, Parent and Great Dane Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (as it may be amended from time to time, the “Merger Agreement”), pursuant to which Merger Sub will merge (the “Merger”) with and into CommerceHub, with CommerceHub continuing as the surviving corporation and a wholly owned subsidiary of Parent. Parent and Merger Sub were formed by affiliates of GTCR LLC and affiliates of Sycamore Partners Management, L.P. For additional information regarding the material terms of the Merger Agreement and other information regarding the Merger, see our Current Report on Form 8-K filed with the SEC on March 9, 2018 and proxy statement on Schedule 14A filed with the SEC on April 18, 2018.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2017 with respect to shares of our common stock authorized for issuance under our equity compensation plans in which our named executive officers and directors participate.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)(1)	(b)(2)	(c)(1)
Equity compensation plans approved by security holders(3):
Second Amended and Restated CommerceHub, Inc. 2016 Omnibus Incentive Plan			15,346,064	(4)
CHUBA	—	—	—
CHUBB	—	—	—
CHUBK	325,092	$16.02
Equity compensation plans not approved by security holders(3):
CommerceHub, Inc. Transitional Stock Adjustment Plan			—	(5)
CHUBA	266,155	$7.90
CHUBB	172,882	$11.89
CHUBK	914,260	$9.05
CommerceHub, Inc. Legacy Stock Appreciation Rights Plan			—	(6)
CHUBA	—	—
CHUBB	—	—
CHUBK	4,872,226	$12.94
CommerceHub, Inc. Employee Stock Purchase Plan			1,329,212	(7)
CHUBA	—	N/A
CHUBB	—	N/A
CHUBK	—	N/A
Total			16,675,276
CHUBA	266,155
CHUBB	172,882
CHUBK	6,111,578

(1)                                 Each plan permits grants relating to shares of any series of our common stock, subject to a single aggregate limit.

(2)                                 The weighted average exercise prices in this table do not take into account the RSUs issued under the transitional plan and the incentive plan, which are included in column (a).

(3)                                 In connection with the Spin-Off, each of the plans in this table were approved by our board of directors and Liberty Interactive, our sole stockholder prior to the Spin-Off.   In addition, our public stockholders approved the Second Amended and Restated CommerceHub, Inc. 2016 Omnibus Incentive Plan at our 2017 annual meeting on June 16, 2017.

(4)                                 On January 1, 2018, this amount increased to 17,520,024, and this amount is subject to further increase, as described under “Executive Compensation—Executive Compensation Arrangements—Equity Incentive Plans—Second Amended and Restated CommerceHub, Inc. 2016 Omnibus Incentive Plan.”

(5)                                 The transitional plan governs the terms and conditions of awards relating to our common stock that were granted in connection with adjustments made to awards that were granted by Liberty Interactive with respect to its Liberty Ventures common stock. As a result, no further grants are permitted under this plan.

(6)                                 The legacy SAR plan governs the terms and conditions of options to purchase shares of our common stock that were granted in connection with adjustments made to awards of SARs granted by CTI prior to the Spin-Off. As a result, no further grants are permitted under this plan.

(7)                                 On January 1, 2018, this amount increased to 1,764,004, and on March 26, 2018, the CommerceHub, Inc. Employee Stock Purchase Plan (the “ESPP”) was terminated. The ESPP was a stock purchase plan that met the requirements of Section 423 of the Code.

Item 13.                          Certain Relationships and Related Transactions, and Director Independence.

Under our Code of Business Conduct and Ethics and Corporate Governance Guidelines, if a director or executive officer has an actual or potential conflict of interest (which includes being a party to a proposed “related party transaction” (defined as any transaction which the Company would be required to disclose pursuant to Item 404 of Regulation S-K)), the director or executive officer should promptly inform the person designated by our board of directors to address such actual or potential conflicts. No related party transaction may be effected by our Company without the approval of our audit committee or another independent body of our board of directors designated to address such actual or potential conflicts.

Director Independence

It is our policy that a majority of the members of our board of directors be independent of our management. For a director to be deemed independent, our board must affirmatively determine that the director has no direct or indirect material relationship with us. To assist our board in determining which of our directors qualify as independent for purposes of applicable Nasdaq rules and SEC rules and regulations, our compensation committee follows the Corporate Governance Rules of The Nasdaq Stock Market LLC on the criteria for director independence.

Our board of directors has determined that each of Messrs. Cattini, Goldhill, Huseby and Ubiñas and Ms. Morgan qualifies as an independent director of our Company.

Item 14.   Principal Accountant Fees and Services.

Audit Fees and All Other Fees

The following table presents fees incurred after the Spin-Off for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements for the fiscal years ended December 31, 2017 and 2016 and fees billed for other services rendered by KPMG LLP:

	2017	2016
Audit fees(1)	$1,349,000	$587,000
Audit-related fees(2)	—	452,000
Audit and audit-related fees	1,349,000	1,039,000
Tax fees(3)	5,500	—
Total fees	$1,354,500	$1,039,000

(1)                                 Audit fees increased in 2017 due to the loss of our “emerging growth company” status and the corresponding need for an integrated audit pursuant to the Sarbanes-Oxley Act of 2002.

(2)                                 Audit-related fees consisted of reviews of registration statements and issuance of consents. $400,000 of the audit-related fees in 2016 were reimbursed to the Company by Liberty Interactive.

(3)                                 Tax fees consist of tax compliance and consultations regarding the tax implications of certain transactions.

Our audit committee has considered whether the provision of services by KPMG LLP to the Company other than auditing is compatible with KPMG LLP maintaining its independence and believes that the provision of such other services is compatible with KPMG LLP maintaining its independence.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our audit committee has adopted a policy regarding the pre-approval of all audit and permissible non-audit services provided by our independent auditors. Pursuant to this policy, our audit committee has approved the engagement of our independent auditors to provide the following services (all of which are collectively referred to as “pre-approved services”):

•                  audit services as specified in the policy, including (i) financial audits of our Company and our subsidiaries, (ii) services associated with registration statements, periodic reports and other documents filed or issued in connection with securities offerings (including comfort letters and consents), (iii) attestations of management reports on our internal controls and (iv) consultations with management as to accounting or disclosure treatment of transactions;

•                  audit-related services as specified in the policy, including (i) due diligence services, (ii) financial statement audits of employee benefit plans, (iii) consultations with management as to the accounting or disclosure treatment of transactions, (iv) attest services not required by statute or regulation, (v) certain audits incremental to the audit of our consolidated financial statements, (vi) closing balance sheet audits related to dispositions and (vii) general assistance with implementation of the requirements of certain SEC rules or listing standards; and

•                  tax services as specified in the policy, including federal, state, local and international tax planning, compliance and review services, and tax due diligence and advice regarding mergers and acquisitions.

Notwithstanding the foregoing general pre-approval, if an individual project involving the provision of pre-approved services is expected to result in fees in excess of $100,000, or if individual projects equal to or less than $100,000 are expected to equal or exceed $500,000 in the aggregate during the period between the regularly scheduled meetings of the audit committee, then such projects will require the specific pre-approval of our audit committee. Pursuant to the policy, our audit committee has delegated the authority for the foregoing approvals to the chair of the audit committee, subject to his subsequent disclosure to the entire audit committee of the granting of any such approval. Mr. Huseby currently serves as the chair of our audit committee. In addition, the independent auditors are required to provide a report at each regularly scheduled audit committee meeting on all pre-approved services incurred during the preceding quarter. Any engagement of our independent auditors for services other than the pre-approved services requires the specific approval of our audit committee.

Our pre-approval policy prohibits the engagement of our independent auditors to provide any services that are subject to the prohibition imposed by Section 201 of the Sarbanes-Oxley Act of 2002.

All services provided by our independent auditors since the Spin-Off were approved in accordance with the terms of the policy in place.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a)(3)             Exhibits—The following exhibits to this Amendment No. 1 on Form 10-K/A are meant to supplement the Exhibits listed and/or filed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, as amended:

10.7	Form of CommerceHub, Inc. Legacy Stock Appreciation Rights Plan Stock Option Agreement.*

10.21	Offer Letter, dated June 17, 2013, between Commerce Technologies, Inc. (“CTI”) (as predecessor to Commerce Technologies, LLC (“CTLLC”)) and John Hinkle.*

10.22	Amendment to Offer Letter, dated July 20, 2016, between CTI and John Hinkle.*

10.23	Offer Letter, dated March 5, 2014, between CTI and Douglas Wolfson.*

10.24	Amendment to Offer Letter, dated July 20, 2016, between CTI and Douglas Wolfson.*

10.25	Offer Letter, dated March 8, 2017, between CTLLC and Gary Nafus.*

10.26	Release and Separation Agreement, dated October 26, 2017, by and between CTLLC and Gary Nafus.*

10.27	Offer Letter, dated April 12, 2016, between CTI and Bill Kong.*

10.28	Release and Separation Agreement, dated September 25, 2017, by and between CTLLC and Bill Kong.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

31.4	Rule 13a-14(a)/15d-14(a) Certification.*

*      Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 27, 2018.

COMMERCEHUB, INC.

By:	/s/ FRANCIS POORE
Name:	Francis Poore
Title:	President and Chief Executive Officer