Form 10-Q
period 2018-03-31
CommerceHub, Inc.
filed 2018-05-08
CIK 1665658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of CommerceHub, Inc. common stock as of May 1, 2018 was:

	Series A	Series B	Series C
CommerceHub, Inc. common stock:	13,614,132	707,567	29,350,264

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
COMMERCEHUB, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$33,438	$19,841
Accounts receivable, net of allowances of $1,062 and $1,084, respectively	12,954	21,310
Prepaid expenses and other current assets	1,673	1,652
Total current assets	48,065	42,803
Capitalized software, net	2,273	2,850
Deferred services costs	3,810	4,853
Deferred commissions costs	1,853	—
Property and equipment, net	6,575	6,066
Goodwill	21,410	21,410
Deferred income taxes	5,687	5,798
Other long-term assets	1,166	1,339
Total assets	$90,839	$85,119

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$7,634	$3,360
Accrued payroll and related expenses	5,610	9,429
Income taxes payable	2,087	962
Deferred revenue	5,021	5,339
Total current liabilities	20,352	19,090
Deferred revenue, long-term	9,281	8,272
Other long-term liabilities	2,405	3,210
Total liabilities	32,038	30,572
Equity:
Preferred stock, $0.01 par value. Authorized shares of 50,000,000; 0 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Series A common stock, $0.01 par value. Authorized shares 40,000,000; 13,614,132 and 13,599,641 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	136	136
Series B common stock, $0.01 par value. Authorized shares 1,500,000; 707,567 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	7	7
Series C common stock, $0.01 par value. Authorized shares 83,000,000; 29,350,264 and 29,171,981 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	294	292
Additional paid-in capital	35,229	31,010
Accumulated other comprehensive income (loss)	1	(1)
Retained earnings	23,134	23,103
Total equity	58,801	54,547
Total liabilities and equity	$90,839	$85,119
   See accompanying notes to these condensed consolidated financial statements

COMMERCEHUB, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$26,263	$24,568
Cost of revenue	5,044	5,516
Gross profit	21,219	19,052
Operating expenses:
Research and development	6,452	5,915
Sales and marketing	2,336	1,931
General and administrative	11,249	6,939
Total operating expenses	20,037	14,785
Income from operations	1,182	4,267
Other (expense) income:
Interest expense	(132)	(227)
Interest income	25	—
Total other (expense) income	(107)	(227)
Income before income taxes	1,075	4,040
Income tax expense	886	1,581
Net income	189	2,459
Total comprehensive income	$191	$2,459

Earnings per share:
Basic	$—	$0.06
Diluted	$—	$0.06

Shares used in computing earnings per share:
Basic	43,540	42,977
Diluted	45,762	44,670
   See accompanying notes to these condensed consolidated financial statements

COMMERCEHUB, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$189	$2,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,513	2,094
Amortization of debt issuance costs	55	56
Share-based compensation	2,019	2,360
Deferred income taxes	163	(642)
Bad debt expense	42	404
Change in operating assets and liabilities:
Accounts receivable	8,313	5,175
Prepaid expenses and other assets	96	(243)
Income taxes, net	1,124	3,676
Deferred costs	(187)	181
Deferred revenue	(142)	334
Accounts payable and accrued expenses	3,051	337
Accrued payroll and related expenses	(4,549)	(2,620)
Net cash provided by operating activities	11,687	13,571

Cash flows from investing activities:
Purchases of property and equipment	(71)	(692)
Additions to capitalized software	(222)	(631)
Net cash used in investing activities	(293)	(1,323)

Cash flows from financing activities:
Payments on revolver	—	(16,000)
Cash received from exercise of stock options	1,514	1,324
Cash received from employee stock purchase plan	878	—
Cash received from deferred stock units	25	—
Cash paid for taxes on RSU issuances	(214)	—
Net cash provided by (used in) financing activities	2,203	(14,676)
Currency effect on cash and cash equivalents	—	1
Net increase (decrease) in cash and cash equivalents	13,597	(2,427)

Cash and cash equivalents, beginning of period	19,841	6,471
Cash and cash equivalents, end of period	$33,438	$4,044

Supplemental disclosure of non-cash investing and financing activities:
Contractual obligations for acquisition of fixed assets	$1,511	$360
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
During November 2015, the board of directors of Liberty Interactive Corporation (subsequently renamed Qurate Retail, Inc.), our former parent company ("Liberty," "Qurate" or "Parent"), authorized a plan to distribute to the holders of Liberty's then-outstanding Series A and Series B Liberty Ventures common stock, shares of CommerceHub (the "Spin-Off"). At the time, CommerceHub was a newly formed Delaware corporation that, pursuant to an internal restructuring, effective July 21, 2016, became the parent of Commerce Technologies, LLC, a Delaware limited liability company that, as a result of the restructuring, is the successor to CTI, the entity through which CommerceHub transacted prior to the Spin-Off. The Spin-Off was completed on July 22, 2016 and was effected as a pro rata dividend of shares of CommerceHub to the former holders of Series A and Series B Liberty Ventures common stock. The Internal Revenue Service (the "IRS") has completed its review of the Spin-Off and has notified Liberty that it agreed with the nontaxable characterization of the Spin-Off.
Following the Spin-Off, CommerceHub operates as a stand-alone publicly traded company, and neither Qurate nor CommerceHub has any stock ownership, beneficial or otherwise, in the other.
Recent Events
On March 5, 2018, CommerceHub entered into an Agreement and Plan of Merger (the "Merger Agreement") with Great Dane Parent, LLC, a Delaware limited liability company (“Parent”), and Great Dane Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge (the "Merger") with and into CommerceHub, with CommerceHub continuing as the surviving corporation and a wholly owned subsidiary of Parent. Parent and Merger Sub were formed by affiliates of GTCR LLC ("GTCR") and affiliates of Sycamore Partners Management, L.P. ("Sycamore") to facilitate the participation of investment funds advised by GTCR and Sycamore in the transaction. As a result of the Merger, each share of CommerceHub's Series A common stock, Series B common stock and Series C common stock issued and outstanding immediately prior to the effective time of the Merger (other than shares owned by Parent, Merger Sub or CommerceHub, and any shares of common stock held by any stockholder who is entitled to demand and properly demands appraisal of such shares in accordance with Section 262 of the General Corporation Law of the State of Delaware and who does not fail to perfect or otherwise effectively withdraw their demand or otherwise lose the right to appraisal), will be converted into the right to receive $22.75 in cash, without interest and less applicable withholding taxes. The closing of the Merger is expected to occur in the second quarter of fiscal year 2018, but we cannot predict the exact timing of the completion of the Merger or whether the Merger will be completed. The closing of the Merger remains subject to, among other things, the approval of the holders of a majority of the outstanding voting power of our Series A and Series B common stock, and the satisfaction or waiver of other customary closing conditions. If the Merger is consummated, our Series A and Series C common stock will cease to be traded on the Nasdaq, our Series B common stock will cease to be traded on the OTC Market, and we will no longer be a publicly traded company.
For the three months ended March 31, 2018, we incurred approximately $4.3 million in transaction costs in connection with the Merger, which are included in general and administrative expenses on the condensed consolidated statements of comprehensive income and $1.8 million of these costs were included in accounts payable and accrued expenses at March 31, 2018.
Note 2 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of CommerceHub and its subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP. We have included all normal recurring adjustments we consider to be necessary to give a fair presentation of our financial position, results of comprehensive income and cash flows, and changes in equity for the interim

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

periods shown. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full year. Information presented in the December 31, 2017 consolidated balance sheet was derived from our audited consolidated financial statements at that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained within our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the Securities and Exchange Commission (the "SEC") on March 1, 2018 (the "2017 Annual Report").
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
Revenue by type
The following table presents our revenues disaggregated by revenue type (in thousands):

	Three Months Ended March 31,
	2018	2017 (1)
Revenue:
Core Drop-Ship Revenue
Order fee revenue	$13,443	$12,038
Subscription and other platform revenue	9,064	8,451
Set-up and professional services revenue	1,789	1,725
Total core drop-ship revenue	24,296	22,214

Demand channel revenue	1,967	2,354
Total revenue	$26,263	$24,568
(1)    We adopted Topic 606 (as defined in Note 3) as of January 1, 2018. Revenue for the three months ended March 31, 2017 is not adjusted and will continue to be reported in accordance with our historic accounting under Topic 605 (as defined in Note 4).
We generate nearly all of our revenue in the United States and Canada. For the three months ended March 31, 2018 and 2017, we generated approximately 96% of our Total Program Revenue (as defined in Note 7) from customers located in the United States. Substantially all of our assets are located within the United States.
Note 3 - Significant Accounting Policies
During the three months ended March 31, 2018, other than policies implemented in connection with the adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("Topic 606") as further described in Note 4 and Note 5 below, there were no material changes in our significant accounting policies. Please see Note 3 to our consolidated financial statements included in our 2017 Annual Report for additional information regarding our significant accounting policies.
Note 4 - Recent Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the FASB issued Topic 606, which supersedes the revenue recognition standards in Accounting Standards Codification ("ASC") 605, Revenue Recognition ("Topic 605"). Topic 606 requires entities to recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Impact of Adopting Topic 606
On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented in accordance with Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
Deferred Revenue and Deferred Services Costs
Our contracts include a set-up fee that is charged to the customer upon entering the contract. Under Topic 605, the set-up fee was recognized as a separate deliverable and deferred over the initial term of the contract plus probable renewal periods (the "expected customer life"). Under Topic 606, the initial setup is not determined to be a separate performance obligation, and therefore fees received and costs incurred are capitalized and deferred over the period of expected benefit, which may either be the initial contract term or the expected customer life, depending on whether the set-up fee represents a material right (as further described in Note 5).
Professional Services
Under Topic 605, fees collected for professional services, and the related costs of fulfilling these services, were deferred over the remaining expected customer life. Under Topic 606, these services are considered distinct performance obligations, and thus the revenue, and related costs of fulfilling these services, are recognized as these services are performed.
Cost to Obtain a Customer Contract
Historically, commissions associated with obtaining new revenue contracts were expensed as incurred. In connection with the adoption of Topic 606, we adopted ASC No. 340-40, which requires incremental costs of obtaining customer contracts to be capitalized and recognized over the period of expected benefit.
Cumulative Impact on the Condensed Consolidated Balance Sheet
The following changes summarize the impact of adopting Topic 606, which was reflected as a cumulative adjustment to opening retained earnings as of January 1, 2018:

•	a $1.9 million increase in deferred commissions costs that are directly attributable to obtaining a revenue contract and are now capitalized under Topic 606;

•	a $1.2 million net reduction in deferred service costs as a result of changes in the periods in which such deferred service costs are recognized;

•	a $0.8 million net increase in deferred revenue as a result of changes in the periods in which such deferred revenue is recognized; and

•	a $0.1 million increase in deferred income taxes as a result of the cumulative effects of the foregoing.
Impact on the Condensed Consolidated Financial Statements
Condensed Consolidated Statement of Comprehensive Income
For the three months ended March 31, 2018, the adoption of Topic 606, as compared to what we would have reported under Topic 605, did not have a material impact on any component of our statement of comprehensive income. The net impact of the adoption of Topic 606 was a $0.1 million increase in pre-tax income and net income, with no change to basic or diluted earnings per share.
Condensed Consolidated Balance Sheet
The following summarizes the changes to our condensed consolidated balance sheet as of March 31, 2018 as a result of the adoption of Topic 606, as compared to what we would have reported under Topic 605:

•	a $1.9 million increase in deferred commissions costs;

•	a $1.3 million net reduction in deferred service costs;

•	a $0.8 million net increase in deferred revenue; and

•	a $0.1 million increase in deferred income taxes.
For the three months ended March 31, 2018, we realized changes in the working capital accounts as described above, with no impact on our cash flows from operating activities.

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other Recent Accounting Pronouncements
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
Note 5 - Revenue from Contracts with Customers
We recognize revenue when, or as, we satisfy a performance obligation to a customer by transferring a promised service. Most of our contracts are for a stand-ready obligation to provide access to our platform during the contract term, whereby each monthly stand-ready obligation represents a series of distinct services that are substantially the same, as each promised service is delivered concurrently with all other services over the term of the contract with the same pattern of transfer to the customer. As such, the delivery of these services generally represents a single performance obligation. Customers do not have the contractual right to take possession of our solutions.
We allocate the entire transaction price to the single performance obligation, with the transaction price typically consisting of a set-up fee for the initial implementation of a customer on our platform, subscription fees for access to our platform, fees charged to customers based on the level of a customer's utilization of our solutions and other platform fees attributable to inventory management and third-party communication capabilities, and a variable monthly fee that is based on the volume of customer orders processed.
We recognize revenue over time, because the customer simultaneously receives and consumes the benefits from delivery of our services. We use output methods, the volume of orders processed and the passage of time, to measure our progress towards satisfying our performance obligation. Order fees and other platform revenue represent variable consideration that meets the allocation exception for variable consideration as they are specific to the month that the usage occurs. Subscription revenue is also recognized monthly, as each month represents the proportion of our committed stand-ready obligation that has been fulfilled to date. Our set-up fees are evaluated to determine whether they represent a material right in relation to the total contract transaction price. If the set-up fee does not represent a material right to the customer contract, it is deferred and recognized over the initial contract term, which typically ranges from 2 to 5 years. If the set-up fee represents a material right, it is considered a separate performance obligation and is deferred and recognized over the expected customer life. We make judgments to determine whether a set-up fee represents a material right to the customer contract. For certain contracts, we take a portfolio approach to assess whether the set-up fee represents a material right.
In determining the expected customer life, we consider our historical experience with customer contract renewals, the type of customer, the size of the customer and the period over which the customer is expected to benefit from the applicable offerings, in addition to the expected life of our internally developed software. As of March 31, 2018, our expected customer life ranged from 1 to 10 years, reflecting a shorter life for smaller customers and a longer life for our largest retailer customers.
Certain of our contracts contain elements of variable consideration, for example usage fees based on annual order volumes. The variable consideration for these contracts is allocated to each distinct month in the series within the contract as the monthly services are delivered to the customer. We constrain the estimates of variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur throughout the life of the contract. In making these assessments, we consider the likelihood and magnitude of a potential reversal of revenue. Due to the uncertainty relating to future order volume, these amounts may be constrained to the lowest per usage fee expected over a contract term.
We also offer professional services for certain customer-requested enhancements and other customer requests. Generally, these professional services are governed by separate contract addenda that have terms of less than a year and the fees are hourly or fixed. These services are considered separate performance obligations, as the customer can benefit from them in conjunction with their access to our platform and the professional services are distinct within the context of the contract. We recognize professional services revenue as the applicable services are performed.
Reimbursements of out-of-pocket expenses are recorded as revenue and cost of revenue in the condensed consolidated statements of comprehensive income.
Costs to Obtain and Fulfill a Contract
We defer certain commissions that are directly associated with obtaining customer contracts. These costs of obtaining a contract are included in deferred commissions costs on the condensed consolidated balance sheets. We make judgments in determining the commissions that are truly incremental to obtaining a new customer contract; these typically include

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

commissions incurred upfront upon signing a new customer contract. Commissions that are attributable to the ongoing performance of the contract are expensed as incurred. Deferred commissions costs are amortized on a straight-line basis over the expected customer life. For the three months ended March 31, 2018, we recognized $0.1 million in deferred commissions costs, which is included in sales and marketing expense within the condensed consolidated statements of comprehensive income. We periodically review these deferred commissions costs for impairment to the extent events or circumstances indicate these costs may be impaired. For the three months ended March 31, 2018, there were no impairments of deferred commissions costs.
We defer direct payroll, payroll-related costs and third-party consulting costs incurred for the set-up and integration of new customers on our platform. These costs of fulfilling a contract are included in deferred services costs on the condensed consolidated balance sheets. We recognize deferred services costs over the same period as the related revenue, which is either the initial contract term or expected customer life, depending on whether we determine the set-up fee represents a material right. For the three months ended March 31, 2018, we recognized $0.5 million of deferred services costs, which is included in cost of revenue within the condensed consolidated statements of comprehensive income. We periodically review these deferred services costs for impairment to the extent events or circumstances indicate these costs may be impaired. For the three months ended March 31, 2018, impairments of deferred services costs were not material.
Contract Balances
Contract assets are comprised of professional services performed but not billed as of the reporting date, which are not material to any period. Contract liabilities are comprised of set-up fees that are billed up-front but deferred and recognized over the contract term or expected customer life, and are reported within deferred revenue on the condensed consolidated balance sheets.
The following table sets forth changes in contract liabilities for the three months ended March 31, 2018 (in thousands):

Balance at January 1, 2018	$14,407
Increased due to cash received for set-up fees	1,680
Decrease due to recognition of set-up fees over the period of expected benefit	(1,785)
Balance at March 31, 2018	$14,302
Revenue recognized during the three months ended March 31, 2018 from performance obligations satisfied or partially satisfied in previous periods was not material. Contract modifications entered into during the three months ended March 31, 2018 did not have a material impact on our contract assets or deferred revenues.
Transaction Price Allocated to Future Performance Obligations
The aggregate transaction price allocated to unsatisfied performance obligations primarily includes deferred revenue from set-up fees discussed above as well as fixed subscription and other platform fees for the remainder of their respective customer contracts, but excludes order fee revenue and certain other platform revenue, which are variable based on the volume of usage and activity on our platform.
Use of Practical Expedients
We have applied the following practical expedients permitted under Topic 606:

•
For contracts that were modified before the effective date of Topic 606, we reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedient ASC 606-10-65-1-(f)-4.

•
In certain instances, we accounted for contracts using a portfolio approach, a practical expedient permissible under the standard. The determination of when the use of the portfolio approach is appropriate requires management judgment based on consideration of all of the facts and circumstances. We used a portfolio approach when we determined that the effect of accounting for a group of contracts or group of performance obligations would not differ materially from considering each contract or performance obligation separately. This determination requires that we use estimates and assumptions that reflect the size and composition of the portfolio.

Note 6 - Earnings Per Share
For the three months ended March 31, 2018 and 2017, basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during that period.

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The following table sets forth net income and the basic and diluted shares used to calculate earnings per share (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$189	$2,459

Basic - weighted average shares outstanding	43,540	42,977
Weighted average effect of dilutive potential securities	2,222	1,693
Diluted - weighted average shares outstanding	45,762	44,670

Anti-dilutive securities	247	4,585
Note 7 - Concentrations of Significant Customers and Credit Risk
No single customer accounted for more than 10% of our total revenue in any of the three months ended March 31, 2018 or 2017. However, our revenue model is primarily based on retailer and supplier program relationships whereby many revenue-generating supplier transactions conducted through our platform may be attributable to a single retailer ("Total Program Revenue"). For the three months ended March 31, 2018, there were seven customers with Total Program Revenue that accounted for more than 5% each of total revenue, two of which had Total Program Revenue that accounted for between 10% and 15% of our total revenue.
No single customer represented more than 10% of accounts receivable at March 31, 2018.
Note 8 - Capitalized Software
Capitalized software, net consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Capitalized software costs	$31,458	$31,650
Less accumulated amortization	(29,185)	(28,800)
Capitalized software costs, net	$2,273	$2,850
Amortization expense related to capitalized software is included in cost of revenue and was approximately $0.8 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively.
Future amortization expense of existing capitalized software as of March 31, 2018 is expected to be as follows for the years ending December 31, (in thousands):

Remainder of 2018	$1,560
2019	549
2020	158
2021	6
$2,273
Note 9 - Share-Based Awards
We grant equity incentive awards to certain of our employees (including our executive officers), directors and consultants. Following the Spin-Off, the awards we have granted have primarily been stock options and restricted stock units

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

("RSUs") relating to shares of our Series C common stock under the CommerceHub, Inc. 2016 Omnibus Incentive Plan (as amended, amended and restated or otherwise modified from time to time, the “Omnibus Plan”). Most of these awards contain service-based vesting conditions (typically annual vesting over four years), and some of these awards contain both service- and milestone-based vesting conditions. We also grant deferred stock units ("DSUs") in respect of our Series C common stock to our non-employee directors under the Omnibus Plan and the CommerceHub, Inc. Non-Employee Director Deferred Compensation Plan (the "Deferred Compensation Plan").
We estimate the fair value of the stock options granted using the Black-Scholes pricing model. In valuing share-based awards, significant judgment is required in determining the fair value of our share price, the expected volatility of common stock, and the expected term individuals will hold their share-based awards prior to exercise.
Included in the condensed consolidated statements of comprehensive income are the following amounts of share-based compensation, net of estimated forfeitures, for the three months ended March 31 (amounts in thousands):

	2018	2017
Cost of revenue	$104	$110
Research and development	237	571
Sales and marketing	283	135
General and administrative	1,395	1,544
	$2,019	$2,360
CommerceHub Share-Based Award Plans
In connection with the Spin-Off, all of the outstanding CTI stock appreciation rights and stock options were converted into new option awards to purchase shares of our Series C common stock, which were issued under the CommerceHub, Inc. Legacy Stock Appreciation Rights Plan and the CommerceHub, Inc. Legacy Stock Option Plan (together, the "Legacy Plans"), respectively. The Legacy Plans govern the terms and conditions of these converted option awards but are not used to make any further grants.
In connection with the Spin-Off, we also adopted the Omnibus Plan, which is the incentive plan we use for all new equity grants following the Spin-Off. On January 1, 2018, the number of shares available for issuance under the Omnibus Plan was increased by 2,173,960 shares, or 5% of the outstanding shares of our common stock on December 31, 2017, to 17,520,024 shares.
In connection with the Spin-Off, we also adopted the CommerceHub, Inc. 2016 Employee Stock Purchase Plan (as amended, amended and restated or otherwise modified from time to time, the “ESPP”), which provided employees with the opportunity to invest a portion of their annual eligible compensation to purchase shares of our Series C common stock at a purchase price equal to 85% of the lower of (a) the fair market value of our Series C common stock at the beginning of the applicable six-month offering period, and (b) the fair market value of our Series C common stock at the end of the applicable six-month offering period. On January 1, 2018, the number of shares available for issuance under the ESPP increased by 434,792, or 1% of the outstanding shares of our common stock on December 31, 2017, to 1,764,004 shares. During the three months ended March 31, 2018, employees purchased 54,443 shares of Series C common stock under the ESPP and total cash received from ESPP purchases was $878 thousand, which includes an additional purchase of $467 thousand on March 26, 2018 when, pursuant to the Merger Agreement, the ESPP was terminated.
In connection with the Spin-Off, holders of option awards, RSUs and restricted stock awards ("RSAs") relating to Qurate's then-outstanding Liberty Ventures common stock received CommerceHub options, RSUs and RSAs, respectively, pursuant to the CommerceHub, Inc. Transitional Stock Adjustment Plan (the “Transitional Plan”). The Transitional Plan, which is administered for the benefit of Qurate employees and consultants, governs the terms and conditions of these new awards but is not used to make any further grants.

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the share-based award activity of options to purchase shares of our common stock for the three months ended March 31, 2018:

	CommerceHub Employee Plans		Qurate Employee Plans
	Omnibus Plan	Legacy Plans	Transitional Plan
	Series C	Series C	Series C	Series A
Outstanding at January 1, 2018	325,092	4,920,221	866,265	266,155
Granted	—	—	—	—
Exercised	—	(85,861)	(19,659)	(14,836)
Forfeited	(6,181)	(5,454)	—	—
Outstanding at March 31, 2018	318,911	4,828,906	846,606	251,319
Weighted average exercise price	$16.00	$12.79	$9.52	$7.96
Weighted average remaining contractual life (in years)	8.8	6.9	3.2	2.8
Aggregate intrinsic value (in thousands)	$2,069	$46,825	$10,984	$3,636
Exercisable at March 31, 2018	74,972	2,590,252	454,148	195,255
Weighted average exercise price	$15.64	$9.86	$7.41	$6.61
Weighted average remaining contractual life (in years)	8.4	5.7	2.4	2.1
Aggregate intrinsic value (in thousands)	$513	$32,703	$6,850	$3,083
As of March 31, 2018, unrecognized compensation cost attributable to options to purchase shares of our Series C common stock under the Omnibus Plan and the Legacy Plans was approximately $1.3 million and $8.9 million, respectively, and is expected to be recognized over a weighted average remaining vesting periods of approximately 2.9 years and 2.4 years, respectively. There is no unrecognized compensation cost related to options under the Transitional Plan because they are held by employees of Qurate, and any related compensation expense is incurred by Qurate.
RSU Activity Under the Omnibus Plan (Series C)
The following table summarizes the share-based award activity for RSUs relating to our Series C common stock granted under the Omnibus Plan for the three months ended March 31, 2018:

	Number of awards	Weighted average grant-date fair value
Outstanding at January 1, 2018	543,495	$16.15
Granted	328,418	$22.52
Vested	(28,450)	$16.30
Forfeited	(30,941)	$16.83
Outstanding at March 31, 2018	812,522	$18.82
(1)    Includes 42,058 DSUs relating to our Series C common stock issued to our non-employee directors. These DSUs are vested, but the underlying shares of Series C common stock will not be issued until they are delivered pursuant to the Deferred Compensation Plan.
As of March 31, 2018, unrecognized compensation cost attributable to RSUs relating to shares of our Series C common stock was approximately $8.3 million and is expected to be recognized over a weighted average remaining vesting period of approximately 3.4 years.
RSU and RSA Activity Under the Transitional Plan (Series A and Series C)
Share-based award activity for RSUs and RSAs relating to our Series A and Series C common stock issued under the Transitional Plan for the three months ended March 31, 2018 was not material. There is no unrecognized compensation cost related to these awards because they are held by employees of Qurate and any related compensation expense is incurred by Qurate.
Options and RSA Activity Under the Transitional Plan (Series B)
There was no share-based award activity for options to purchase or RSAs relating to our Series B common stock issued under the Transitional Plan for the three months ended March 31, 2018. There is no unrecognized compensation cost

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

related to these awards because they are held by an employee of Qurate, and any related compensation expense is incurred by Qurate.
Note 10 - Income Taxes
Our income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items. On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the "Tax Act") was enacted, introducing significant changes to U.S. tax law. Effective in 2018, the Tax Act reduces our Federal income tax rate from 35% to 21%, among other changes.
For the three months ended March 31, 2018, our effective tax rate of 82% was higher than the 21% Federal income tax rate, primarily due to $2.9 million of non-deductible transaction-related costs incurred in connection with the Merger (as further discussed in Note 1). In addition, our 2018 effective tax rate was higher due to state and local income taxes, net of Federal income tax benefits, offset by excess deductions on share-based award issuances.
For the three months ended March 31, 2017, our effective tax rate of 39% was higher than the 35% Federal income tax rate, primarily due to state and local income tax, net of Federal income tax benefits, offset by the Federal research credit.
There were no uncertain tax positions as of March 31, 2018 or December 31, 2017.
Note 11 - Long-Term Debt
On June 28, 2016, we entered into a credit agreement governing a $125.0 million revolving credit facility, which expires on June 28, 2021. At March 31, 2018, we had no borrowings and no letters of credit outstanding under the facility, and our available borrowings under the facility were $125.0 million. The fair value of our debt under the credit facility, which holds a floating interest rate of a short duration and is based on Level 2 valuation inputs, approximates the carrying value when a balance is outstanding.
Interest on the revolving credit facility is based on a base rate or Eurodollar rate plus an applicable margin that increases as our total leverage ratio increases, with the base rate margin ranging from 0.75% to 1.25% and the Eurodollar rate margin ranging from 1.75% to 2.25%. The revolving credit facility also carries a commitment fee on the unused portion that increases as our total leverage ratio increases, ranging from 0.25% to 0.50% per annum. In conjunction with entering into this credit facility, we incurred charges totaling $1.1 million. These charges are included in other long-term assets on the condensed consolidated balance sheets and are recognized over the term of the credit facility.
Borrowings under the credit facility are collateralized by substantially all of our assets. The credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, including a total leverage ratio and an interest coverage ratio, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in compliance with these covenants and restrictions as of March 31, 2018.
Note 12 - Commitments and Contingencies
Legal Proceedings
On April 27, 2018, a putative class action complaint was filed by a purported stockholder of CommerceHub in the United States District Court for the Northern District of New York: Gordon v. CommerceHub, Inc., et al., Case No. 1:18-cv-00512-FJS-DJS. The complaint names as defendants CommerceHub and members of the CommerceHub board of directors. The complaint asserts claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and rules and regulations promulgated thereunder, and alleges that CommerceHub and the members of the CommerceHub board of directors caused a proxy statement that allegedly omitted material information to be filed in connection with the Merger, which allegedly rendered the proxy statement false and misleading. Among other relief, the complaint seeks a declaration certifying a class, an injunction to prevent CommerceHub from holding its May 18, 2018 special meeting of stockholders to vote on the Merger Agreement and from consummating the Merger unless and until CommerceHub discloses the material information allegedly omitted from the proxy statement, unspecified damages, and unspecified costs, expenses and attorneys’ fees. CommerceHub denies any liability and believes that it has substantial defenses and that this lawsuit is without merit. However, in order to eliminate the burden, expense and uncertainties resulting from the pending litigation and without admitting any wrongdoing or that these supplemental disclosures are material or required to be made, on May 7, 2018, CommerceHub agreed to supplement the disclosures in the proxy statement with additional information concerning certain non-disclosure agreements entered into by various bidders, the prior relationships between CommerceHub’s financial advisor with respect to the Merger, Evercore Group L.L.C., and GTCR, and CommerceHub’s financial forecasts. Consequently, plaintiff requested to withdraw the motion for

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

preliminary injunction stating that the supplemental disclosures mooted the claims raised in the complaint. The district court granted the request to withdraw and cancelled a previously scheduled hearing on the motion.
From time to time, we may become involved in other lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition, results of operations and/or cash flows.
Leases
The Company leases its corporate offices and primary operations facility under an operating lease arrangement that expires in March 2022, with renewal provisions that allow the Company to extend the lease through March 2028. We also lease office facilities in Seattle, Washington and shared office and executive office facilities in Hertford, England.
Total rent expense for our office space for the three months ended March 31, 2018 and 2017 was $0.4 million and $0.5 million, respectively. Future minimum lease payments due under operating lease arrangements contain rent increases over the term of the lease. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis. The excess of rent expense over future minimum lease payments due totaled $2.4 million and $2.5 million at March 31, 2018 and December 31, 2017, respectively, and is included in other long-term liabilities on the condensed consolidated balance sheets.
At March 31, 2018, contractual minimum payments under operating leases were as follows (in thousands):

Remainder of 2018	$1,991
2019	2,201
2020	2,183
2021	2,139
2022	362
Total minimum lease payments (1)	$8,876
(1) Total minimum payments under our operating leases exclude $2.3 million in rental income from sub-tenants, consisting of approximately $0.5 million for the remainder of 2018, and approximately $0.6 million due in each of the respective years ending December 31, 2019 through 2021.
Note 13 - Restructuring
In September 2017, we commenced a plan to consolidate our software development team and certain other corporate activities into our Albany, NY headquarters to more effectively support the ongoing growth of our business by streamlining and centralizing operations (the "restructuring plan"). The restructuring plan included the immediate reduction of certain positions in our Seattle, WA office, the retention of certain Seattle-based engineers for a transition period, the gradual replacement of many of those positions in Albany, and the long-term presence of a Seattle-based account services team dedicated to brands and marketplace customers.
During the three months ended March 31, 2018, we incurred restructuring charges within the condensed consolidated statements of comprehensive income, including termination and retention benefits as well as payroll and related costs for redundant positions as we transition our software development team and certain other corporate activities into our Albany, NY headquarters, as follows (amounts in thousands):

Cost of revenue	$149
Research and development	1,175
Sales and marketing	—
General and administrative	18
Total	$1,342
As of March 31, 2018, we estimate the remaining expenses associated with the restructuring plan to be approximately $2.8 million, which we expect to recognize throughout the remainder of 2018. This estimate includes future expenses expected to be incurred from termination and retention benefits accrued over the retention period, as well as payroll and related costs for redundant positions as we transition our software development team and certain other corporate activities into our Albany, NY

COMMERCEHUB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

headquarters. This estimate does not take into account actual and expected cost savings from reduced headcount associated with the restructuring plan.
The table below sets forth our restructuring liability during the three months ended March 31, 2018 (in thousands):

Total Restructuring Liability
Balance at January 1, 2018	$1,276
Restructuring charges	1,342
Cash payouts	(1,478)
Balance at March 31, 2018	$1,140
Our total restructuring liability of $1.1 million consists of accruals for termination and retention benefits, which we expect will be paid within the next 12 months, and is included in accounts payable and accrued expenses within the condensed consolidated balance sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about future business strategies, future financial performance, cost savings, market conditions and potential, future growth of ecommerce, customer growth and performance, sales channel expansion, international expansion, the Merger (as defined below), including the expected timetable for its completion, and other matters that are not historical facts. In particular, statements under this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3 "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. These statements involve risks, uncertainties, estimates and assumptions, many of which are beyond our control, that could cause actual results to differ materially from those expressed or implied in such statements, including, without limitation, market acceptance and performance of our products and services, competitive issues, general market conditions, shareholder approval of the Merger Agreement (as defined below), regulatory matters and changes in law affecting our business, and the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the Securities and Exchange Commission (the "SEC") on March 1, 2018 (the "2017 Annual Report") under the heading "Risk Factors." Further, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all potential risks or assess their potential effects on our business.
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
In addition to the reports and other information we file and furnish with the SEC, investors and others should note that we use and intend to continue using our Investor Relations website, located at ir.commercehub.com, as a means of disclosing material non-public information, including material financial and operating information, to the investment community and for complying with our disclosure obligations under Regulation FD of the Exchange Act. We webcast, via our Investor Relations website, our earnings calls and certain other events we participate in or host with members of the investment community. Our Investor Relations website also provides notifications of news and/or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases and other information we may post on our Investor Relations website from time to time. In addition, we use social media and our blog (located at www.commercehub.com/blog) to communicate with the public about our Company, and it is possible that information we post on social media or our blog could be deemed to be material. Accordingly, in addition to following our SEC filings, press releases and public conference calls and webcasts, investors should monitor and review closely the information we post on our Investor Relations website, the social media channels listed on our Investor Relations website and our blog.
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
On March 5, 2018, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Great Dane Parent, LLC, a Delaware limited liability company (“Parent”), and Great Dane Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge (the "Merger") with and into CommerceHub, with CommerceHub continuing as the surviving corporation and a wholly owned subsidiary of Parent. Parent and Merger Sub were formed by affiliates of GTCR LLC ("GTCR") and affiliates of Sycamore Partners Management, L.P. ("Sycamore") to facilitate the participation of investment funds advised by GTCR and Sycamore in the transaction. As a result of the Merger, each share of CommerceHub's Series A common stock, Series B common stock and Series C common stock issued and outstanding immediately prior to the effective time of the Merger (other than shares owned by Parent, Merger Sub or CommerceHub, and any shares of common stock held by any stockholder who is entitled to demand and properly demands appraisal of such shares in accordance with Section 262 of the General Corporation Law of the State of Delaware and who does not fail to perfect or otherwise effectively withdraw their demand or otherwise lose the right to appraisal), will be converted into the right to receive $22.75 in cash, without interest and less applicable withholding taxes. The closing of the Merger is expected to occur in the second quarter of fiscal year 2018, but we cannot predict the exact timing of the completion of the Merger or whether the Merger will be completed. The closing of the Merger remains subject to, among other things, the approval of the holders of a majority of the outstanding voting power of our Series A and Series B common stock, and the satisfaction or waiver of other customary closing conditions. If the Merger is consummated, our Series A and Series C common stock will cease to be traded on the Nasdaq, our Series B common stock will cease to be traded on the OTC Market, and we will no longer be a publicly traded company.
Key Financial Metrics
Revenue
Our revenue primarily consists of fees charged to retailers, brands and their suppliers utilizing our CommerceHub for Retailers and CommerceHub for Brands offerings, including use of our drop-ship and demand channel solutions. Our “core drop-ship revenue” includes order fees, subscription and other platform fees and set-up and professional services fees attributable to our drop-ship solutions. Our revenue also consists of fees charged to consumer brands, distributors, retailers and other marketplace sellers using our demand channel and related solutions, which we refer to as "demand channel revenue."
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

Demand Channel Revenue
Demand channel revenue includes set-up, professional services, subscription fees and order fees related to the volume of online sales and orders that retailers, sellers and brands achieve using our demand channel solutions. We track and measure demand channel revenue because it represents our customers' engagement and success with our demand channel solutions.
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
We define “Adjusted EBITDA” as net income or loss plus interest expense, income tax expense, depreciation of property and equipment, amortization of capitalized software costs and intangible assets, share-based compensation, restructuring charges and Merger-related charges, less interest income and income tax benefit. Adjusted EBITDA excludes restructuring and merger-related charges, the elimination of which does not result in a reduction of operating expenses necessary to conduct our business. By excluding these charges, we believe Adjusted EBITDA provides supplemental information that enables us and investors to better analyze our operating performance and the sustainability of our results and to compare our performance on a more consistent basis from period to period.
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
Recent Accounting Pronouncements
On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers ("Topic 606") using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition ("Topic 605"). Refer to Note 4 to the accompanying condensed consolidated financial statements for a description of the impacts Topic 606 had on our results of operations and financial condition for the three months ended March 31, 2018.
Information regarding other recent accounting pronouncements is included in Note 4 to the accompanying condensed consolidated financial statements.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Please see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" within the 2017 Annual Report, which describes the critical accounting policies used in preparation of the consolidated financial statements. On an ongoing basis, we evaluate the critical accounting policies used to prepare our condensed consolidated financial statements. Other than the policies implemented in connection with the adoption of Topic 606, as further described in Note 4 and Note 5 to the accompanying condensed consolidated financial statements, there have been no material changes in these aforementioned critical accounting policies.
Results of Operations for the Three Months ended March 31, 2018 and March 31, 2017
Revenue:

(amounts in thousands)	Three Months Ended March 31,		Change
	2018	2017 (1)	$	%
Revenue:
Core Drop-Ship Revenue
Order fee revenue	$13,443	$12,038	$1,405	12%
Subscription and other platform revenue	9,064	8,451	613	7%
Set-up and professional services revenue	1,789	1,725	64	4%
Total core drop-ship revenue	24,296	22,214	2,082	9%

Demand channel revenue	1,967	2,354	(387)	(16)%
Total revenue	$26,263	$24,568	$1,695	7%
Order fee revenue represented 51% and 49% of our total revenue for the three months ended March 31, 2018 and 2017, respectively. The increase in our order fee revenue was primarily driven by a 13% increase in the volume of customer orders processed through our platform, mainly from existing customers. This increase in our order fee revenue is inclusive of a five percentage-point headwind due to the termination of a retailer customer whose contract ended in December 2017.
Subscription and other platform revenue represented 35% and 34% of our total revenue for the three months ended March 31, 2018 and 2017, respectively, and is primarily attributable to subscription fees charged to retailers and suppliers for the use of our drop-ship solutions. The increase in our subscription fees for the three months ended March 31, 2018, as compared to the same period in 2017, was primarily driven by an increase in the number of retailer and supplier selling relationships on our platform, which was primarily attributable to a 9% increase in our total customer count. The increase in other platform fees for the three months ended March 31, 2018, as compared to 2017, is attributable to an increase in the volume of transactions processed through our platform, mainly from existing customers.
Set-up and professional services revenue represented 7% of our total revenue for each of the three months ended March 31, 2018 and 2017. The increase in our set-up and professional services revenue for the three months ended March 31,

2018, as compared to the same period in 2017, was driven by an increase in the number of retailer and supplier selling relationships on our platform, which was primarily attributable to a 9% increase in our total customer count.
Demand channel revenue represented 7% and 10% of our total revenue for the three months ended March 31, 2018 and 2017, respectively. The decrease in our demand channel revenue for the three months ended March 31, 2018, as compared to the same period in 2017, was primarily driven by a decrease in the volume of online demand channel sales and orders processed through our platform, attributable to customer attrition.
Cost of Revenue and Gross Profit:

(amounts in thousands)	Three Months Ended March 31,		Change
	2018	2017	$	%
Cost of revenue	$5,044	$5,516	$(472)	(9)%
Gross profit	$21,219	$19,052	$2,167	11%
Gross margin	81%	78%	3%
The decrease in cost of revenue for the three months ended March 31, 2018, as compared to the same period in 2017, was primarily driven by a $0.5 million reduction in amortization expense related to capitalized software costs, as we changed and further refined our methodologies and processes to estimate the portion of software development eligible to be capitalized in 2016.
Gross profit increased for the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to increased profit as we create leverage through our scalable platform and existing personnel while increasing revenues.
Operating Expenses:

(amounts in thousands)	Three Months Ended March 31,		Change
	2018	2017	$	%
Operating expenses:
Research and development	$6,452	$5,915	$537	9%
Sales and marketing	2,336	1,931	405	21%
General and administrative	11,249	6,939	4,310	62%
Total operating expenses	$20,037	$14,785	$5,252	36%
Research and development expenses. Research and development expenses increased due to $1.2 million of restructuring charges in connection with our restructuring plan (as further discussed in Note 13 to the accompanying condensed consolidated financial statements), which did not occur in the three months ended March 31, 2017, and a $0.4 million reduction in the amount of software development projects capitalized in 2018. This increase was partially offset by a $1.2 million reduction in personnel costs, primarily attributable to savings from our restructuring plan as discussed below.
Sales and marketing expenses. Sales and marketing expenses increased for the three months ended March 31, 2018, as compared to the same period in 2017, due to a $0.3 million increase in commissions expense, driven by increased headcount of our sales team.
General and administrative expenses. General and administrative expenses increased primarily due to a $4.4 million increase in professional services costs, primarily attributable to the Merger. This increase was partially offset by $0.4 million decrease in bad debt expense due, in large part, to customer bankruptcies in 2017.
Other Expenses and Income:

(amounts in thousands)	Three Months Ended March 31,		Change
	2018	2017	$	%
Other (expense) income:
Interest expense	$(132)	$(227)	$95	(42)%
Interest income	25	—	25	100%
Total other (expense) income	$(107)	$(227)	$120	(53)%

Other expense decreased primarily due to decreased interest expense, including commitment fees, incurred in connection with borrowings outstanding under our revolving credit facility combined with interest earned on cash invested in money market deposit accounts, which were not in place until late 2017.
Income Taxes:

(amounts in thousands)	Three Months Ended March 31,		Change
	2018	2017	$	%
Income tax expense	$886	$1,581	$(695)	(44)%
Effective tax rate	82%	39%	43%
For the three months ended March 31, 2018, our effective tax rate of 82% was higher than the 21% Federal income tax rate, primarily due to $2.9 million of non-deductible transaction-related costs incurred in connection with the Merger. In addition, our 2018 effective tax rate was higher due to state and local income taxes, net of Federal income tax benefits, offset by excess deductions on share-based award issuances.
For the three months ended March 31, 2017, our effective tax rate of 39% was higher than the 35% Federal income tax rate, primarily due to state and local income tax, net of Federal income tax benefits, offset by the Federal research credit.
Net Income and Adjusted EBITDA:
Net Income
Net income for the three months ended March 31, 2018 decreased, as compared to 2017, primarily due to a $4.4 million increase in professional services costs, primarily attributable to the Merger. This decrease was partially offset by a $1.7 million increase in revenue, while leveraging our scalable platform and existing personnel.
Net income for the three months ended March 31, 2018 was inclusive of $1.3 million of restructuring charges associated with our restructuring plan, including termination and retention benefits as well as payroll and related costs for redundant positions as we transition our software development team and certain other corporate activities into our Albany, NY headquarters. These charges were offset by approximately $1.0 million of payroll and related savings from permanent headcount reductions, reduced cost of positions transitioned to our corporate headquarters, and open positions transitioning to our corporate headquarters.
Adjusted EBITDA

(amounts in thousands)	Three Months Ended March 31,		Change
	2018	2017	$	%
Net Income and Adjusted EBITDA:
Net income	$189	$2,459	$(2,270)	(92)%
Interest expense, net	107	227	(120)	(53)%
Income tax expense	886	1,581	(695)	(44)%
Depreciation and amortization	1,513	2,094	(581)	(28)%
Share-based compensation	2,019	2,360	(341)	(14)%
Restructuring charges (1)	1,342	—	1,342	100%
Merger-related charges (2)	4,303	—	4,303	100%
Adjusted EBITDA	$10,359	$8,721	$1,638	19%

(1)	Restructuring charges include termination and retention benefits in connection with our restructuring plan described in Note 13 to the accompanying condensed consolidated financial statements.

(2)	Merger-related charges include professional services costs incurred in connection with the Merger.
Adjusted EBITDA for the three months ended March 31, 2018 increased, as compared to the same period in 2017, due to increased operating profit on higher revenue as we continued to leverage our scalable platform and existing personnel. This increase was also attributable to a $0.7 million reduction in personnel costs, and a $0.4 million reduction in bad debt expense, due in large part to customer bankruptcies in 2017.

Liquidity and Capital Resources

(amounts in thousands)	Three Months Ended March 31,		Change
	2018	2017	$	%
Net cash provided by (used in):
Operating activities	$11,687	$13,571	$(1,884)	(14)%
Investing activities	(293)	(1,323)	1,030	(78)%
Financing activities	$2,203	$(14,676)	$16,879	(115)%
Historically, the cash we generate from operations has been sufficient to fund our working capital requirements and capital expenditures. Substantially all of our cash and cash equivalents are held within the United States. Cash generated internationally is used for our international working capital needs. At March 31, 2018, we had $33.4 million of cash and cash equivalents, no borrowings under our revolving credit facility and available borrowings under the facility of $125.0 million. Our cash is invested in money market deposit accounts that are currently providing only a minimal return. Historically, we have not entered into investments other than our recent use of money market deposit accounts, but we may do so in the future. Effective in 2018, assuming a similar tax and business structure, we anticipate a reduction in income taxes paid and accrued as a result of the U.S. Tax Cuts and Jobs Act, which reduces our Federal income tax rate from 35% to 21%. We expect that cash from operations and available borrowings under our revolving credit facility will be sufficient to meet our cash flow requirements for the foreseeable future.
Cash Flow from Operating Activities
The decrease in cash flows from operating activities for the three months ended March 31, 2018, as compared to the same period in 2017, was primarily attributable to a $2.3 million reduction in net income and a $0.5 million net decrease in non-cash expenses (primarily bad debt expense, depreciation and amortization and share-based compensation). The decrease was partially offset by a $0.9 million net increase in cash flows generated from other working capital related accounts.
Cash Flow from Investing Activities
The decrease in net cash used in investing activities for the three months ended March 31, 2018, as compared to the same period in 2017, was driven by a $0.6 million reduction in cash outflows for property and equipment purchases and a $0.4 million decrease in our capitalization of internally developed software.
Cash Flow from Financing Activities
The increase in cash flows from financing activities for the three months ended March 31, 2018, as compared to the same period in 2017, was primarily attributable to a $16.0 million reduction in repayments under our credit facility, which was fully repaid during 2017 and a $0.9 million increase in net cash inflows from the exercise of stock options, employee stock purchases under the ESPP, taxes on RSU issuances and the issuance of deferred stock units.
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
We are exposed to changes in interest rates primarily as a result of borrowings we may make under our revolving credit facility. The amount of our long-term debt is expected to vary as a result of future funding requirements, cash generation, market conditions and other factors. We have not entered into any interest rate swap arrangements to manage our exposure to interest rate risk, although we may do so in the future if and when we deem appropriate. We performed a sensitivity analysis on our exposure to interest rate risk as of March 31, 2018, and we do not believe a 1.00% increase or decrease in interest rate would have a material impact on our interest expense, primarily because we had no long-term debt at that date.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Limitations on Effectiveness of Disclosure Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures and internal control over financial reporting, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and preventing and detecting misstatements.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
On April 27, 2018, a putative class action complaint was filed by a purported stockholder of CommerceHub in the United States District Court for the Northern District of New York: Gordon v. CommerceHub, Inc., et al., Case No. 1:18-cv-00512-FJS-DJS. The complaint names as defendants CommerceHub and members of the CommerceHub board of directors. The complaint asserts claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and rules and regulations promulgated thereunder, and alleges that CommerceHub and the members of the CommerceHub board of directors caused a proxy statement that allegedly omitted material information to be filed in connection with the Merger, which allegedly rendered the proxy statement false and misleading. Among other relief, the complaint seeks a declaration certifying a class, an injunction to prevent CommerceHub from holding its May 18, 2018 special meeting of stockholders to vote on the Merger Agreement and from consummating the Merger unless and until CommerceHub discloses the material information allegedly omitted from the proxy statement, unspecified damages, and unspecified costs, expenses and attorneys’ fees. CommerceHub denies any liability and believes that it has substantial defenses and that this lawsuit is without merit. However, in order to eliminate the burden, expense and uncertainties resulting from the pending litigation and without admitting any wrongdoing or that these supplemental disclosures are material or required to be made, on May 7, 2018, CommerceHub agreed to supplement the disclosures in the proxy statement with additional information concerning certain non-disclosure agreements entered into by various bidders, the prior relationships between CommerceHub’s financial advisor with respect to the Merger, Evercore Group L.L.C., and GTCR, and CommerceHub’s financial forecasts. Consequently, plaintiff requested to withdraw the motion for preliminary injunction stating that the supplemental disclosures mooted the claims raised in the complaint. The district court granted the request to withdraw and cancelled a previously scheduled hearing on the motion.
From time to time, we may become involved in other lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed under the heading “Risk Factors” in our 2017 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults on Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Exhibit Description
Ex. 2.1
Agreement and Plan of Merger, dated as of March 5, 2018, by and among Great Dane Parent, LLC, Great Dane Merger Sub, Inc. and CommerceHub, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37840), as filed on March 9, 2018 (the “8-K”)).

Ex. 10.1
Voting Agreement, dated as of March 5, 2018, by and among Great Dane Parent, LLC, CommerceHub, Inc. and Malone CHUB 2017 Charitable Remainder Unitrust (incorporated by reference to Exhibit 10.1 to the 8-K).

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
______________________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCEHUB, INC.
(Registrant)

Date:	May 8, 2018	/ S / FRANCIS POORE
Francis Poore President and Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2018	/ S / MICHAEL TRIMARCHI
Michael Trimarchi Chief Financial Officer, Chief Commercial Officer and Treasurer (Principal Financial and Accounting Officer)